Form 10QSB
period 1996-03-31
ALBION BANC CORP
filed 1996-05-14
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1996

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


Commission file number 33-60230

                               Albion Banc Corp.
             (Exact name of registrant as specified in its charter)

       Delaware                                                 16-1435160

(State or other jurisdiction                                (IRS Employer
of incorporation or organization                            Identification
No.)

48 North Main Street, Albion, New York                           14411-0396
(Address of principal executive offices)                         (Zip Code)

                 (716) 589-5501
(Registrants telephone number, including area code)


___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes   No
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as ot the latest practicable date.

          Class                              Outstanding as of May 8, 1996
Common Stock, $.01 par value                         258,714 shares












                            ALBION BANC CORP.

INDEX

                                                                 Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     March 31, 1996 (unaudited)and December 31, 1995                  1

    Consolidated Statements of Income (unaudited)
     Three months ended March 31, 1996 and 1995                       2

    Consolidated Statements of Cash Flows (unaudited)
     Three months ended March 31, 1996 and 1995                       3

    Notes to Consolidated Financial Information                       4-6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7-8

Part II.  Other Information                                           9

    Signatures                                                        10



































ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                 March 31,     December 31,
                                                   1996            1995
Assets                                          (unaudited)

Cash and due from banks                         $   845,311    $ 1,047,018
Fed funds sold                                      250,000      1,350,000
Investment securities:
   Available for sale,                            3,817,600      4,137,800
   Held to maturity                               3,287,251      3,279,551

Loans                                            45,552,337     44,292,708
   Less-Allowance for loan losses                  (251,707)      (244,100)
       Net Loans                                 45,300,630     44,048,608

Accrued interest receivable                         416,188        384,237
Federal Home Loan Bank stock                        475,000        475,000
Premises and equipment, net                       2,183,184      2,191,147
Other assets                                        118,325        175,518

    Total Assets                                $56,692,289    $57,088,879


Liabilities and Shareholders' Equity

Deposits:
    Noninterest-bearing                         $ 1,085,822    $ 1,086,601
    Interest-bearing                             45,390,050     45,472,828
       Total deposits                            46,475,872     46,559,429
FHLB advances and other borrowings                3,293,188      3,298,782
Advances from borrowers for taxes                   774,127        968,711
Other liabilities                                    76,818        172,837

    Total Liabilities                           $50,620,005    $50,999,759

Shareholders' equity:
    Common stock, $.01 par value
    3,000,000 shares authorized,
    260,714 shares outstanding                        2,607          2,607
    Capital surplus                               2,310,211      2,305,975
    Retained earnings                             3,811,386      3,833,811
    Unearned ESOP shares                            (91,100)       (97,617)
    Unrealized gain on securities                    39,180         44,344

       Total shareholders' equity                 6,072,284      6,089,120

    Total Liabilities and Shareholders'
       Equity                                   $56,692,289    $57,088,879







ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                        1996         1995

Interest income:
 Interest and fees on loans                          $  938,231   $  951,335
 Interest on investment securities                      125,710       95,457
 Interest on federal funds sold                          15,658       13,476

Total interest income                                 1,079,599    1,060,268

Interest expense:
 Interest on deposits                                   557,753      412,889
 Interest on borrowed funds                              44,652      141,698

Total interest expense                                  602,405      554,587

Net interest income                                     477,194      505,681
Provision for loan losses                                 9,000        9,000
 Net interest income after
 provision for loan losses                              468,194      496,681

Noninterest income:
 Gain on sale of mortgage loans and investments               0            0
 Other noninterest income                                88,245       38,677

Total noninterest income                                 88,245       38,677

Noninterest expense:
 Salaries and employee benefits                         223,701      203,808
 Occupancy expenses                                      75,708       56,442
 Deposit insurance premiums                              29,662       22,373
 Professional fees                                       34,730       54,715
 Data processing fees                                    50,679       32,471
 Other operating expenses                                60,958       71,316

     Total noninterest expense                          475,438      441,125

Income before income taxes                               81,001       94,233

Provision for income taxes                               27,319       32,100

Net Income                                           $   53,682   $   62,133

Earnings per common and common
 equivalent share                                         $0.21        $0.25











ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                          1996        1995

Cash flows from operating activities:
  Net Income                                          $   53,682  $   62,133
  Depreciation, amortization and accretion                40,468      13,526
  Provision for loan losses                                9,000       9,000
  Provision for deferred taxes                                 0       7,400
  Net gain on sale of real estate owned                  (27,537)          0
  ESOP expense                                            10,753       8,310
  Changes in operating assets and liabilities-
       Other assets                                        5,977      54,468
       Accrued income taxes and other liabilities        (96,019)     44,907

         Net cash provided by operating activities    $   (3,676) $  199,744

Cash flows from investing activities:
  Proceeds from the sale of foreclosed real estate        47,992           0
  Proceeds from maturities of investment securities            0   1,200,000
  Purchases of investment securities                           0    (982,294)
  Principal payments on mortgage-backed securities       306,580     131,419
  Net decrease (increase) in federal funds sold        1,100,000  (2,400,000)
  Net (increase) decrease in loans receivable         (1,261,022)    223,717
  Redemption of FHLB stock                                            47,500
  Net purchase of fixed assets                           (30,791)   (122,276)

       Net cash used in investing activities             162,759  (1,901,934)

Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts
   and money market accounts                                (779)    128,815
  Net (decrease) increase in time deposits               (82,778)  2,822,335
  Repayment of borrowings                                 (5,594)   (480,140)
  Net increase in advances from borrowers for
   taxes and insurance                                  (194,584)   (346,568)
  Dividends paid                                         (77,055)    (76,100)

       Net cash provided by financing activities        (360,790)  2,048,342

Net (decrease) increase in cash and cash equivalents    (201,707)    346,152
Cash and cash equivalents at beginning of period       1,047,018     660,261
Cash and cash equivalents at end of period            $  845,311  $1,006,413

Cash paid during the period for:
  Interest                                            $  602,405  $  554,587
  Income taxes                                            11,000      25,500











ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of the Company, the Association and New Frontier of Albion Corp. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1995, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and its results of operations and cash flows for the three month period ended March 31, 1996 and 1995. All adjustments made to the unaudited interim financial information were of a recurring nature.

Certain prior year balances have been reclassified to conform with the current year presentation.


Note 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities are as follows:

                                 March 31, 1996        December 31, 1995
                              Amortized    Market     Amortized    Market
                                 Cost      Value        Cost       Value

Federal Home Loan Mortgage   $1,620,798 $1,644,200   $1,707,785 $1,727,500
 Corporation

Federal National Mortgage     1,689,004  1,721,300    1,891,894  1,935,000
 Corporation

Government National Mortgage    442,555    452,100      461,691    475,300
 Corporation
                             $3,752,357 $3,817,600   $4,061,370 $4,137,800


Note 3 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                March 31, 1996         December 31, 1995
                             Amortized    Market     Amortized    Market
                                Cost      Value         Cost      Value

U.S. Treasury Securities     $2,295,500 $2,300,300   $2,286,858 $2,300,300

State and political
 subdivision securities         390,914    394,300      391,443    396,600

Corporate obligations           600,837    606,300      601,250    611,000

                             $3,287,251 $3,300,900   $3,279,551 $3,307,900

NOTE 4 - LOANS RECEIVABLE:

Loans consist of the following:
                                                 March 31,     December 31,
                                                   1996           1995
                                                (Unaudited)
Real estate loans:
     Secured by one-to-four family property     $37,342,741    $36,122,461
     Secured by other properties                  2,829,921      2,594,168
     Construction loans                             826,181        651,649

                                                 40,998,843     39,368,278
Other loans:
     Automobile loans                               203,752        228,544
     Home improvement loans                       3,904,979      3,996,860
     Other                                        1,111,936      1,187,811

                                                  5,220,667      5,413,215
Less:
     Undisbursed portion of loans                  (661,691)      (487,913)
     Net deferred loan origination fees              (5,482)          (872)

                                                   (667,173)      (488,785)

                                                $45,552,337    $44,292,708


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                  Three-months ended
                                                       March 31,
                                                   1996          1995

Balance at beginning of period                  $244,077       $224,000
  Provision expense                                9,000          9,000
  Charge-offs                                      1,370              0

Balance at end of period                        $251,707       $233,000


NOTE 7- INCOME TAXES:

The Company files a consolidated federal income tax return. The provision for income taxes is based on income as recorded in the consolidated financial statements. This provision differs from amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial and tax purposes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS 109 requires that a deferred tax liability or asset be adjusted for the effect of changes in tax laws or rates in the period of enactment.








NOTE 8 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 259,050 and 251,445 at March 31, 1996 and March 31, 1995, respectively. There is no material difference between primary and fully diluted earnings per share.

















































                              ALBION BANC CORP.
                    MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1996


Financial Condition

Total assets of Albion Banc Corp. (the "Company") were 56.7 million as of March 31, 1996, a decrease of $.4 million or .7% under total assets as of December 31, 1995. Deposits, the Company's primary source of funds, decreased $.1 million or .2% to $46.5 million at March 31, 1996. Borrowings from the Federal Home Loan Bank of New York were $3.0 million at March 31, 1996,unchanged from the $3.0 million at December 31, 1995.

Investment securities held for sale, primarily mortgage-backed securities, decreased from $4.1 million at December 31, 1995 to $3.8 million at March 31, 1996. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in real estate loans.

Investment securities held to maturity, primarily U.S. Treasury Securities, Corporate Bonds and Municipal obligations, remained unchanged at $3.3 million.

Total loans outstanding as of March 31, 1996 were $45.6 million, an increase of $1.3 million over total loans at December 31, 1995. The majority of this increase occurred in real estate loans secured by one-to-four family property, which increased by $1.2 million over the respective balance at December 31, 1995. Real estate loans secured by other properties, including construction loans as of March 31, 1996, increased by $.4 million during the period.

Consumer loans, primarily home equity and personal loans decreased $192,548 during this period. This can be attributed to the normal principal paydowns of these loans.

The Company's shareholders' equity decreased $16,836 or .3%, from $6,089,120 at December 31, 1995 to $6,072,284 at March 31, 1996. This
decrease is due primarily to a stock dividend payment in the first quarter and the resulting decrease in equity. The Company's equity as a percentage of total assets at March 31, 1996 was 10.7% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At March 31, 1996, Albion Federal's liquidity ratio was 9.2%, exceeding the minimum required. Federal Funds sold at March 31, 1996 amounted to $250,000. These funds are available immediately to meet upcoming obligations. The Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Three Months Ended March 31, 1996
and 1995

Net Income.   Net income of $53,682 for the three months ended March 31,
1996 represents a decrease of $8,451 or 13.6% from the $62,133 earned in the comparable period ended March 31, 1995.

Net Interest Income. Net interest income decreased to $477,194 for the three months ended March 31, 1996, down 5.6% from $505,681 earned during the three month period ended March 31, 1995. This decrease is primarily due to an increase in interest rates paid on deposits and a significant increase in the average balance outstanding. Total interest income increased 1.8% or $19,331 during the period while total interest expense increased 8.6% or $47,818.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $9,000 for the three months ended March 31, 1996, the same as the comparable period in 1995. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential losses in loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at March 31, 1996 was $251,707 or .55% of total loans and represents and increase of 3.1% over the allowance at December 31, 1995. The increase in the allowance for possible loan losses was due primarily to management's quarterly analysis of the Association's loan portfolio.

Noninterest Income. Noninterest income for the three month period ended March 31, 1996 was $88,245 compared with $38,677 during the same period in the prior year. This increase was attributable primarily to a loan recovery that resulted in a gain of $27,000. Also, this increase is attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the three month period ended March 31, 1996 was $475,438 an increase of 7.8% over the $441,125 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $19,893 or 9.8%; occupancy expenses of $19,266 or 34.1%; and Data processing fees of $18,208 or 56.1%. These increases are primarily the result of general increases in overall business volume and operations and expenses associated with the operation of the new branch facility in Clarkson, New York.















PART II - OTHER INFORMATION


Item 1.      Legal proceedings

             Periodically, there have been various claims and lawsuits involving the Company, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operation of the Company.

Item 2.      Changes in Securities

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security-Holders

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             None


























                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                              Albion Banc Corp.
                                (Registrant)



Dated: May 10, 1996                               \s\Jeff S Rheinwald
                                                  Jeffrey S. Rheinwald
                                                  President and C.E.O.



Dated: May 10, 1996                               \s\Mark F. Reed
                                                  Mark F. Reed
                                                  Vice President and C.F.O.