Form 10QSB
period 1996-06-30
ALBION BANC CORP
filed 1996-08-13
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1996

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

          Class                         Outstanding as of August 1,1996
Common Stock, $.01 par value                      260,714 shares














                            ALBION BANC CORP.

                                    INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     June 30, 1996 (unaudited)and December 31, 1995                   1

    Consolidated Statements of Income (unaudited)
     Three months ended June 30, 1996 and 1995                        2

    Consolidated Statements of Income (unaudited)                     3
     Six months ended June 30, 1996 and 1995

    Consolidated Statements of Cash Flows (unaudited)                 4
     Six months ended June 30, 1996 and 1995

    Notes to Consolidated Financial Information                       5-7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8-10

Part II.  Other Information                                           11

    Signatures                                                        12































ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                  June 30,      December 31,
                                                    1996            1995
Assets                                          (unaudited)

Cash and due from banks                         $ 1,157,677    $ 1,047,018
Fed funds sold                                      100,000      1,350,000
Investment securities:
  Available for sale,                             3,480,500      4,137,800
  Held to maturity                                2,835,693      3,279,551

Loans                                            47,172,464     44,292,708
  Less-Allowance for loan losses                   (242,977)      (244,100)
    Net Loans                                    46,929,487     44,048,608

Accrued interest receivable                         369,233        384,237
Federal Home Loan Bank stock                        475,000        475,000
Premises and equipment, net                       2,162,375      2,191,147
Other assets                                        274,259        175,518

    Total Assets                                $57,784,224    $57,088,879


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 1,484,670    $ 1,086,601
  Interest-bearing                               46,021,383     45,472,828
    Total deposits                               47,506,053     46,559,429

FHLB advances and other borrowings                3,287,474      3,298,782
Advances from borrowers for taxes                   927,999        968,711
Other liabilities                                    89,974        172,837
    Total Liabilities                           $51,811,500    $50,999,759

Shareholders' equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.01 par value
  3,000,000 shares authorized,
  260,714 shares outstanding                          2,607          2,607
  Capital surplus                                 2,315,259      2,305,975
  Retained earnings                               3,848,208      3,833,811
  Treasury stock at cost                           (142,800)             0
  Unearned ESOP shares                              (84,583)       (97,617)
  Unrealized gain on securities                      34,033         44,344
    Total shareholders' equity                    5,972,724      6,089,120

    Total Liabilities and Shareholders'
       Equity                                   $57,784,224    $57,088,879






ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                              June 30,
                                                        1996         1995

Interest income:
 Interest and fees on loans                          $  962,175   $  939,407
 Interest on investment securities                      115,017      120,345
 Interest on federal funds sold                           5,377       74,091

Total interest income                                 1,082,569    1,133,843

Interest expense:
 Interest on deposits                                   530,054      503,501
 Interest on borrowed funds                              42,895      133,937

Total interest expense                                  572,949      637,438

Net interest income                                     509,620      496,405
Provision for loan losses                                 9,000        9,000
 Net interest income after
 provision for loan losses                              500,620      487,405

Noninterest income:
 Gain on sale of mortgage loans and investments               0       33,500
 Other noninterest income                                58,354       44,355

Total noninterest income                                 58,354       77,855

Noninterest expense:
 Salaries and employee benefits                         234,700      211,226
 Occupancy expenses                                      73,871       59,157
 Deposit insurance premiums                              30,549       22,373
 Professional fees                                       34,311       46,737
 Data processing fees                                    50,832       37,643
 Other operating expenses                                75,555       85,616

     Total noninterest expense                          499,818      462,752

Income before income taxes                               59,156      102,508

Provision for income taxes                               20,785       32,400

Net Income                                           $   38,371   $   70,108

Earnings per common and common
 equivalent share                                         $0.15        $0.28









ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                        1996         1995

Interest income:
 Interest and fees on loans                          $1,900,508   $1,890,742
 Interest on investment securities                      240,297      215,802
 Interest on federal funds sold                          21,464       87,567

Total interest income                                 2,162,269    2,194,111

Interest expense:
 Interest on deposits                                 1,088,580      916,390
 Interest on borrowed funds                              86,173      275,635

Total interest expense                                1,174,753    1,192,025

Net interest income                                     987,516    1,002,086
Provision for loan losses                                18,000       18,000
 Net interest income after
 provision for loan losses                              969,516      984,086

Noninterest income:
 Gain on sale of loans and real estate owned             27,537       33,500
 Other noninterest income                               118,360       83,032

Total noninterest income                                145,897      116,532

Noninterest expense:
 Salaries and employee benefits                         458,402      415,034
 Occupancy expenses                                     147,793      115,599
 Deposit insurance premiums                              60,211       44,746
 Professional fees                                       65,730      101,452
 Data processing fees                                   103,296       70,114
 Other operating expenses                               139,824      156,932

     Total noninterest expense                          975,256      903,877

Income before income taxes                              140,157      196,741

Provision for income taxes                               48,104       64,500

Net Income                                           $   92,053   $  132,241

Earnings per common and common
 equivalent share                                         $0.36        $0.52









ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                          1996        1995

Cash flows from operating activities:
 Net Income                                           $   92,053  $  132,241
 Depreciation, amortization and accretion                 72,438      80,821
 Provision for loan losses                                18,000      18,000
 Provision for deferred taxes                                  0      (7,600)
 Net gain on sale of mortgage loans                                  (33,500)
 Net gain on sale of real estate owned                   (27,537)          0
 ESOP expense                                             21,725      15,424
 Changes in operating assets and liabilities-
 Other assets                                            (94,738)     44,502
 Accrued income taxes and other liabilities              (82,863)    (14,873)
 Net cash (used in) provided by operating activities  $     (922) $  235,015

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate         47,992           0
 Proceeds from the sales of loans                              0   1,859,291
 Proceeds from maturities of investment securities     1,140,000   2,305,000
 Purchases of investment securities                     (681,699) (4,384,488)
 Purchases of mortgage-backed securities                       0  (2,001,381)
 Principal payments on mortgage-backed securities        630,580     178,391
 Net (increase) decrease in loans receivable          (2,898,879)    705,822
 Redemption of FHLB stock                                             47,500
 Net purchase of fixed assets                            (51,162)   (321,611)
  Net cash used in investing activities               (1,813,168) (1,611,476)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                              398,069     253,625
 Net increase in time deposits                           548,555   6,889,744
 Repayment of borrowings                                 (11,308) (2,485,391)
 Net increase in advances from borrowers for
  taxes and insurance                                    (40,712)    (58,595)
 Dividends paid                                          (77,055)    (76,100)
 Purchase of treasury shares                            (142,800)          0
 Net cash (used in) provided by financing activities     674,749   4,523,283

Net (decrease) increase in cash and cash equivalents  (1,139,341)  3,146,822
Cash and cash equivalents at beginning of period       2,397,018     660,261
Cash and cash equivalents at end of period            $1,257,677  $3,807,083

Cash paid during the period for:
  Interest                                            $1,174,753  $1,192,025
  Income taxes                                            26,000      45,081










ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of the Company, the Association and New Frontier of Albion Corp. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1995, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and its results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month period ended June 30, 1996 and 1995. All adjustments made to the unaudited interim financial information were of a recurring nature.

Certain prior year balances have been reclassified to conform with the current year presentation.


Note 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities are as follows:

                                    June 30, 1996          December 31, 1995
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

Federal Home Loan Mortgage       $1,361,119  $1,378,100   $1,707,785  $1,727,500
 Corporation

Federal National Mortgage         1,658,730   1,690,800    1,891,894   1,935,000
 Association

Government National Mortgage        403,829     411,600      461,691     475,300
 Association                     $3,423,678  $3,480,500   $4,061,370  $4,137,800


Note 3 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                     June 30, 1996          December 31, 1995
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

U.S. Treasury Securities         $2,185,882  $2,187,600   $2,286,858  $2,300,300

State and political
 subdivision securities             200,403     202,700      391,443     396,600

Corporate obligations               449,408     452,500      601,250     611,000
                                 $2,835,693  $2,842,800   $3,279,551  $3,307,900


NOTE 4 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   June 30,      December 31,
                                                     1996           1995
                                                  (Unaudited)
Real estate loans:
     Secured by one-to-four family property       $38,888,631    $36,122,461
     Secured by other properties                    2,594,062      2,594,168
     Construction loans                               993,952        651,649
                                                   42,476,645     39,368,278
Other loans:
     Automobile loans                                 174,563        228,544
     Home improvement loans                         4,053,276      3,996,860
     Other                                          1,076,427      1,187,811
                                                    5,304,266      5,413,215
Less:
     Undisbursed portion of loans                    (624,660)      (487,913)
     Net deferred loan origination fees                16,213           (872)
                                                     (608,447)      (488,785)

                                                  $47,172,464    $44,292,708


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                      Six-months ended
                                                          June 30,
                                                     1996          1995

Balance at beginning of period                    $244,100       $224,000
  Provision expense                                 18,000         18,000
  Charge-offs                                       19,123         10,121

Balance at end of period                          $242,977       $231,879


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











NOTE 8 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 255,267 and 253,702 for the six month period ended June 30, 1996 and June 30, 1995, respectively and 251,285 and 253,702 for the three month period ended June 30, 1996 and June 30, 1995, respectively. There is no material difference between primary and fully diluted earnings per share.


















































                                ALBION BANC CORP.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996



Financial Condition

Total assets of Albion Banc Corp. (the "Company") were $57.8 million as of June 30, 1996, an increase of $.7 million or 1.2% over total assets as of December 31, 1995. Deposits, the Company's primary source of funds, increased $.9 million or 2.0% to $47.5 million at June 30, 1996. Borrowings from the Federal Home Loan Bank of New York were $3.0 million at June 30, 1996,unchanged from the $3.0 million at December 31, 1995.

Investment securities held for sale, primarily mortgage-backed securities, decreased from $4.1 million at December 31, 1995 to $3.5 million at June 30, 1996. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in real estate loans.

Investment securities held to maturity, primarily U.S. Treasury Securities, Corporate Bonds and Municipal obligations, decreased from $3.3 million at December 31, 1995 to $2.8 million at June 30, 1996. This decrease can be attributed to normal maturities in the portfolio. Proceeds from the maturities were reinvested primarily in real estate loans.

Total loans outstanding as of June 30, 1996 were $47.2 million, an increase of $2.9 million over total loans at December 31, 1995. The majority of this increase occurred in real estate loans secured by one-to-four family property, which increased by $2.8 million over the respective balance at December 31, 1995. Real estate loans secured by other properties, including construction loans as of June 30, 1996, increased by $.3 million during the period.

Consumer loans, primarily home equity and personal loans decreased $108,949 during this period. This can be attributed to the normal principal paydowns of these loans.

The Company's shareholders' equity decreased $116,396 or 1.9%, from $6,089,120 at December 31, 1995 to $5,972,724 at June 30, 1996. This decrease is due primarily to the Company's repurchase of 8,400 common stock shares which reduced shareholders' equity by $142,800. The Company's equity as a percentage of total assets at June 30, 1996 was 10.3% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At June 30, 1996, Albion Federal's liquidity ratio was 7.5%, exceeding the minimum required. Federal Funds sold at June 30, 1996 amounted to $100,000. These funds are available immediately to meet upcoming obligations. The Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995

Net Income. Net income of $92,053 for the six months ended June 30, 1996 represents a decrease of $40,188 or 30.4% from the $132,241 earned in the comparable period ended June 30, 1995.

Net Interest Income. Net interest income decreased to $987,516 for the six months ended June 30, 1996, down 1.5% from $1,002,086 earned during the six month period ended June 30, 1995. This decrease is due primarily to a decrease in interest on federal funds sold of $66,103 which was offset however, by an increase in interest and fees on loans and investment securities of $34,261. Also, interest on deposits increased $172,190, however interest on borrowed funds decreased $189,462. Total interest income decreased 1.5% or $31,842 during the period while total interest expense decreased 1.5% or $17,272.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $18,000 for the six months ended June 30, 1996, the same as the comparable period in 1995. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditons and other relevant factors. The allowance for possible loan losses of the Association at June 30, 1996 was $242,977 or .52% of total loans. The increase in the provision during the first six months was due primarily to management's quarterly analysis of the Association's loan portfolio.

Noninterest Income. Noninterest income for the six month period ended June 30, 1996 was $145,897 compared with $116,532 during the same period in the prior year. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp. Also , the sale of real estate owned in the first quarter resulted in a net gain of $27,500.

Noninterest Expense. Noninterest expense for the six month period ended June 30, 1996 was $975,256 an increase of 7.9% over the $903,877 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $43,368 or 10.4%; occupancy expenses of $32,194 or 27.8%; deposit insurance premiums of $15,465 or 34.6%; and data processing fees of $33,182 or 47.3%. These increases are primarily the result of general increases in overall business volume and operations and expenses associated with the operation of the new branch facility in Clarkson, New York.


Comparison of Operating Results for the Three Months Ended June 30, 1996 and
1995

Net Interest Income. Net interest income increased to $509,620 for the three months ended June 30, 1996, up 2.7% from $496,405 earned during the three month period ended June 30, 1995. This increase is primarily due to increased interest income and fees on loans and decreased interest expense on borrowed funds. Total interest income decreased 4.5% or $51,274 during the period while total interest expense decreased 10.1% or $64,489.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $9,000 for the three months ended June 30, 1996, the same as the comparable period in 1995.



Noninterest Income. Noninterest income for the three month period ended June 30, 1996 was $58,354 compared with $77,855 during the same period in the prior year. This decrease was attributable primarily to a decrease in the number of mortgage loans sold and therefore a decrease in gains on sales of mortgage loans. This decrease was offset however, by increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the three month period ended June 30, 1996 was $499,818 an increase of 8.0% over the $462,752 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $23,474 or 11.1%; occupancy expenses of $14,714 or 24.9%; deposit insurance premiums of $8,176 or 36.5%; and data processing fees of $13,189 or 35.0%. These increases are primarily the result of general increases in overall business volume and operations and expenses associated with the operation of the new branch facility in Clarkson, New York.













































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

                                Albion Banc Corp.
                                   (Registrant)



Dated: August 1, 1996                                \s\Jeff S Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.



Dated: August 1, 1996                                \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.