Form 10QSB
period 1996-09-30
ALBION BANC CORP
filed 1996-11-14
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding as of November 1,1996
Common Stock, $.01 par value                      263,086 shares














                            ALBION BANC CORP.

                                    INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     September 30, 1996 (unaudited)and December 31, 1995              1

    Consolidated Statements of Income (unaudited)
     Three months ended September 30, 1996 and 1995                   2

    Consolidated Statements of Income (unaudited)                     3
     Nine months ended September 30, 1996 and 1995

    Consolidated Statements of Cash Flows (unaudited)                 4
     Nine months ended June 30, 1996 and 1995

    Notes to Consolidated Financial Information                       5-7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8-10

Part II.  Other Information                                           11

    Signatures                                                        12






























ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                September 30,  December 31,
                                                    1996           1995
Assets                                           (unaudited)

Cash and due from banks                         $   165,045    $ 1,047,018
Fed funds sold                                    3,000,000      1,350,000
Investment securities:
  Available for sale,                             3,855,122      4,137,800
  Held to maturity                                2,744,068      3,279,551

Loans                                            47,278,779     44,292,708
  Less-Allowance for loan losses                   (309,224)      (244,100)
    Net Loans                                    46,969,555     44,048,608

Accrued interest receivable                         403,640        384,237
Federal Home Loan Bank stock                        370,800        475,000
Premises and equipment, net                       2,125,769      2,191,147
Other assets                                        226,077        175,518

    Total Assets                                $59,860,076    $57,088,879


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 1,285,925    $ 1,086,601
  Interest-bearing                               45,818,531     45,472,828
    Total deposits                               47,104,456     46,559,429

FHLB advances and other borrowings                6,281,637      3,298,782
Advances from borrowers for taxes                   409,033        968,711
Other liabilities                                   298,246        172,837
    Total Liabilities                           $54,093,372    $50,999,759

Shareholders' equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.01 par value
  3,000,000 shares authorized, 263,086 and
  260,714 shares outstanding, respectively            2,631          2,607
  Capital surplus                                 2,343,785      2,305,975
  Retained earnings                               3,680,429      3,833,811
  Treasury stock at cost, 13,035
   and 0 shares, respectively                      (221,595)             0
  Unearned ESOP shares                              (78,065)       (97,617)
  Unrealized gain on securities                      39,519         44,344
    Total shareholders' equity                    5,766,704      6,089,120

    Total Liabilities and Shareholders'
       Equity                                   $59,860,076    $57,088,879





ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                           September 30,
                                                        1996         1995

Interest income:
 Interest and fees on loans                          $  993,846   $  907,646
 Interest on investment securities                      108,430      162,873
 Interest on federal funds sold                          11,747       60,337

Total interest income                                 1,114,023    1,130,856

Interest expense:
 Interest on deposits                                   523,724      557,979
 Interest on borrowed funds                              56,138      110,918

Total interest expense                                  579,862      668,897

Net interest income                                     534,161      461,959
Provision for loan losses                                76,764        9,000
 Net interest income after
 provision for loan losses                              457,397      452,959

Noninterest income:
 Gain on sale of loans and real estate owned             10,242        4,555
 Other noninterest income                                53,245       50,889

Total noninterest income                                 63,487       55,444

Noninterest expense:
 Salaries and employee benefits                         222,852      210,674
 Occupancy expenses                                      76,752       60,312
 Deposit insurance premiums                              31,614       27,298
 SAIF special assessment                                274,921            0
 Professional fees                                       34,064       56,545
 Data processing fees                                    51,251       37,164
 Other operating expenses                               103,520       64,839

     Total noninterest expense                          794,974      456,832

Income before income tax (benefit) expense             (274,090)      51,571

Income tax (benefit) expense                           (106,299)      18,300

Net (Loss) income                                    $ (167,791)  $   33,271

Earnings per common and common
 equivalent share                                         ($.69)       $0.13









ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Nine Months Ended
                                                           September 30,
                                                        1996         1995

Interest income:
 Interest and fees on loans                          $2,903,686   $2,781,852
 Interest on investment securities                      348,727      363,453
 Interest on federal funds sold                          33,211      163,126

Total interest income                                 3,285,624    3,308,431

Interest expense:
 Interest on deposits                                 1,612,305    1,474,369
 Interest on borrowed funds                             142,311      386,553

Total interest expense                                1,754,616    1,860,922

Net interest income                                   1,531,008    1,447,509
Provision for loan losses                                94,764       27,000
 Net interest income after
 provision for loan losses                            1,436,244    1,420,509

Noninterest income:
 Gain on sale of loans and real estate owned             38,030       38,055
 Other noninterest income                               162,023      133,921

Total noninterest income                                200,053      171,976

Noninterest expense:
 Salaries and employee benefits                         681,255      609,172
 Occupancy expenses                                     224,534      175,911
 Deposit insurance premiums                              91,825       72,044
 SAIF special assessment                                274,921            0
 Professional fees                                       97,594      157,995
 Data processing fees                                   154,558      107,278
 Other operating expenses                               250,548      221,771

     Total noninterest expense                        1,775,235    1,344,171

Income before income tax (benefit) expense             (138,938)     248,314

Income tax (benefit) expense                            (63,200)      82,800

Net (Loss) income                                    $  (75,738)  $  165,514

Earnings per common and common
 equivalent share                                         ($.30)       $0.65









ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                          1996        1995

Cash flows from operating activities:
 Net Income (loss)                                    $  (75,738) $  165,514
 Depreciation, amortization and accretion                108,408      64,750
 Provision for loan losses                                94,764      27,000
 Provision for losses on foreclosed real estate           41,000           0
 Unrealized gain on securites                                         17,984
 Provision for deferred taxes                                  0      (7,600)
 Net gain on sale of mortgage loans                       (5,948)    (38,055)
 Net gain on sale of real estate owned                   (32,082)          0
 ESOP expense                                             32,479      26,802
 Changes in operating assets and liabilities-
 Other assets                                           (226,232)     17,623
 Accrued income taxes and other liabilities              125,409     (57,672)
 Net cash provided by operating activities            $   62,060  $  216,346

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate        153,158           0
 Proceeds from the sales of loans                        459,294   2,134,463
 Proceeds from maturities of investment securities
   held to maturity                                    1,240,000   2,405,000
 Purchases of investment securities held to maturity    (681,702) (3,381,062)
 Purchases of investment securities
   available for sale                                   (497,372) (3,892,949)
 Principal payments on mortgage-backed securities        758,226     424,882
 Net (increase) decrease in loans receivable          (3,469,057)    944,125
 Redemption of FHLB stock                                104,200      47,500
 Net purchase of fixed assets                            (55,241)   (788,869)
  Net cash used in investing activities               (1,988,494) (2,106,910)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                              199,324     251,558
 Net increase in time deposits                           345,703   7,421,886
 Proceeds from FHLBNY and other borrowings             2,982,855  (3,990,753)
 Net increase in advances from borrowers for
  taxes and insurance                                   (559,678)   (568,380)
 Proceeds from exercise of stock options                  24,907           0
 Dividends paid                                          (77,055)    (76,100)
 Purchase of treasury shares                            (221,595)          0
 Net cash provided by financing activities             2,694,461   3,038,211

Net increase in cash and cash equivalents                768,027   1,147,647
Cash and cash equivalents at beginning of period       2,397,018     660,261
Cash and cash equivalents at end of period            $3,165,045  $1,807,908

Cash paid during the period for:
  Interest                                            $1,754,616  $1,860,922
  Income taxes                                            20,000      77,081






ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of the Company, the Association and New Frontier of Albion Corp. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1995, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, and its results of operations for the six and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month period ended September 30, 1996 and 1995. All adjustments made to the unaudited interim financial information were of a recurring nature.

Certain prior year balances have been reclassified to conform with the current year presentation.


Note 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                  September 30, 1996       December 31, 1995
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Federal Home Loan Mortgage       $1,287,696  $1,309,186   $1,707,785  $1,727,500
 Corporation

Federal National Mortgage         2,113,444   2,148,697    1,891,894   1,935,000
 Association

Government National Mortgage
 Association                        388,191     397,239      461,691     475,300
                                 $3,789,331  $3,855,122   $4,061,370  $4,137,800


Note 3 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                   September 30, 1996       December 31, 1995
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

U.S. Treasury Securities         $2,193,663  $2,265,544   $2,286,858  $2,300,300

State and political
 subdivision securities             200,363     202,078      391,443     396,600

Corporate obligations               350,042     351,188      601,250     611,000
                                 $2,744,068  $2,818,810   $3,279,551  $3,307,900


NOTE 4 - LOANS RECEIVABLE:

Loans consist of the following:
                                                  September 30,  December 31,
                                                     1996           1995
                                                  (Unaudited)
Real estate loans:
     Secured by one-to-four family property       $38,716,948    $36,122,461
     Secured by other properties                    2,448,973      2,594,168
     Construction loans                             1,242,100        651,649
                                                   42,408,021     39,368,278
Other loans:
     Automobile loans                                 154,080        228,544
     Home improvement loans                         4,356,466      3,996,860
     Other                                          1,098,821      1,187,811
                                                    5,609,367      5,413,215
Less:
     Undisbursed portion of loans                    (759,179)      (487,913)
     Net deferred loan origination fees                20,570           (872)
                                                     (738,609)      (488,785)

                                                  $47,278,779    $44,292,708


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Nine-months ended
                                                       September 30,
                                                     1996          1995

Balance at beginning of period                    $244,100       $224,000
  Provision expense                                 94,764         27,000
  Charge-offs                                       29,640         15,923

Balance at end of period                          $309,224       $235,077


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


NOTE 8 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 252,501 and 256,697 for the nine month period ended September 30, 1996 and September 30, 1995, respectively and 242,498 and 253,948 for the three month period ended September 30, 1996 and September 30, 1995, respectively. There is no material difference between primary and fully diluted earnings per share.


NOTE 9 - RECENT REGULATORY DEVELOPMENTS

On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the Act) was signed into law. The Act authorizes the FDIC to impose a one-time special assessment on SAIF-assessable deposits of depository institutions. The special assessment, which is based on SAIF-assessable deposits at March 31, 1995, is intended to recapitalize the SAIF. The one-time special assessment for the Company totaled $274,921 and was accrued on September 30, 1996.















































                                ALBION BANC CORP.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                SEPTEMBER 30, 1996



Financial Condition

Total assets of Albion Banc Corp. (the "Company") were $59.9 million as of September 30, 1996, an increase of $2.8 million or 4.9% over total assets as of December 31, 1995. Deposits, the Company's primary source of funds, increased $.5 million or 1.2% to $47.1 million at September 30, 1996. Borrowings from the Federal Home Loan Bank of New York were $6.0 million at September 30, 1996,an increase of $3.0 million from the $3.0 million at December 31, 1995.

Investment securities available for sale, primarily mortgage-backed securities, decreased from $4.1 million at December 31, 1995 to $3.9 million at September 30, 1996. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in real estate loans.

Investment securities held to maturity, primarily U.S. Treasury Securities, Corporate Bonds and Municipal obligations, decreased from $3.3 million at December 31, 1995 to $2.7 million at September 30, 1996. This decrease can be attributed to normal maturities in the portfolio. Proceeds from the maturities were reinvested primarily in real estate loans.

Total loans outstanding as of September 30, 1996 were $47.3 million, an increase of $3.0 million over total loans at December 31, 1995. The majority of this increase occurred in real estate loans secured by one-to-four family property, which increased by $2.6 million over the respective balance at December 31, 1995. Real estate loans secured by other properties, including construction loans as of September 30, 1996, increased by $.4 million during the period.

Consumer loans, primarily home equity and personal loans increased $196,152 during this period.

The Company's shareholders' equity decreased $322,416 or 5.3%, from $6,089,120 at December 31, 1995 to $5,766,704 at September 30, 1996. This decrease is due primarily to the Company's repurchase of 13,035 common stock shares which reduced shareholders' equity by $221,595 and the net loss during the period of $75,738. The Company's equity as a percentage of total assets at September 30, 1996 was 9.6% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At September 30, 1996, Albion Federal's liquidity ratio was 13.0%, exceeding the minimum required. Federal Funds sold at September 30, 1996 amounted to $3,000,000. These funds are available immediately to meet upcoming obligations. The Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995

Net Income. Net income (loss) of $(75,738) for the nine months ended September 30, 1996 represents a decrease of $241,252 or 145.8% from the $165,514 earned in the comparable period ended September 30, 1995. This decline was primarily the result of the one-time special assessment imposed by the Federal Deposit Insurance Corporation (FDIC) on SAIF-assessable deposits and additional loan loss provisions/real estate owned (REO) reserves. The special assessment of the Company totaled $274,921 and was accrued during the quarter ended September 30, 1996. The additional provision for loan losses/REO reserves which totaled $135,764 was the result of growth in the loan portfolio and the inherent risk associated with such growth and three nonperforming participation mortgage loan pools and two real estate foreclosures.

Net Interest Income. Net interest income increased to $1,531,008 for the nine months ended September 30, 1996, up 5.8% or $83,499 from $1,447,509 earned during the nine month period ended September 30, 1995. This increase is due primarily to an increase in interest and fees on loans of $121,834 which was offset however, by a decrease in interest and dividends on investment securities of $144,641. Also, interest on deposits increased $137,936, however interest on borrowed funds decreased $244,242. Total interest income decreased 0.7% or $22,807 during the period while total interest expense decreased 5.7% or $106,306.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $94,764 for the nine months ended September 30, 1996, an increase of 251.0% or $67,764 for the comparable period in 1995. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at September 30, 1996 was $309,224 or .65% of total loans, compared to $244,100, or .55% of total loans at December 31, 1995. The increase in the provision during the first nine months was due primarily to management's quarterly analysis of the Association's loan portfolio, principally driven by deterioration in the credit quality of three participation mortgage loan pools.

Noninterest Income. Noninterest income for the nine month period ended September 30, 1996 was $200,053 compared with $171,976 during the same period in the prior year. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion
Corp.  Also , the sale of real estate owned resulted in a net gain of $32,100.

Noninterest Expense. Noninterest expense for the nine month period ended September 30, 1996, was $1,775,235, an increase of 32.1% over the $1,344,171 recorded for the same period in the prior year. This increase in noninterest expense resulted primarily from the one-time special assessment imposed by the FDIC on SAIF-assessable deposits. The special assessment for the Association totaled $274,921 and was accrued at September 30, 1996. The remainder of the increase in noninterest expense is a result of increases in the following: salaries and employee benefits expense of $72,083 or 11.8%; occupancy expenses of $48,623 or 27.6%; deposit insurance premiums of $19,781 or 27.5%; data processing fees of $47,280 or 44.1% and other noninterest expense of $28,777 or 13.0%. These increases are primarily the result of general increases in overall business volume and operations and expenses associated with the operation of the new branch facility in Clarkson, New York.


Comparison of Operating Results for the Three Months Ended September 30, 1996 and 1995

Net Interest Income. Net interest income increased to $534,161 for the three months ended September 30, 1996, up 15.6% from $461,959 earned during the three month period ended September 30, 1995. This increase is primarily due to increased interest income and fees on loans and decreased interest expense on deposits and borrowed funds. Total interest income decreased 1.5% or $16,833 during the period while total interest expense decreased 13.3% or $89,035.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $76,764 for the three months ended September 30, 1996, an increase of 752.9% or $67,764 over the $9,000 in the comparable period in 1995. This increase is primarily the result of management's quarterly review of the loan portfolio, principally driven by deterioration in the credit quality of three participation mortgage loan pools.

Noninterest Income. Noninterest income for the three month period ended September 30, 1996 was $63,487 compared with $55,444 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the three month period ended September 30, 1996 was $794,974 an increase of 74.0% or $338,142 over the $456,832 recorded for the same period in the prior year. This increase in noninterest expense resulted primarily from the one-time special assessment imposed by the FDIC on SAIF-assessable deposits. The special assessment for the Association totaled $274,921 and was accrued at September 30, 1996. The remainder of the increase in noninterest expense is a result of increases in the following: salaries and employee benefits expense of $12,178 or 5.8%; occupancy expenses of $16,440 or 27.3%; deposit insurance premiums of $4,316 or 15.8%; data processing fees of $14,087 or 37.9%; and other noninterest expense of $38,681 or 60.0%. These increases are primarily the result of general increases in overall business volume and operations and expenses associated with the operation of the new branch facility in Clarkson, New York and writedowns of foreclosed real estate.


















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

                                Albion Banc Corp.
                                   (Registrant)



Dated: November 1, 1996                              \s\Jeff S Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.



Dated: November 1, 1996                              \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.