Form 10QSB/A
period 1996-09-30
ALBION BANC CORP
filed 1996-12-27
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A

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



Dated: November 1, 1996                              \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President/C.F.O.