Form 10KSB40
period 1996-12-31
ALBION BANC CORP
filed 1997-03-28
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ___________________________

                                      FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-22038

                                   ALBION BANC CORP.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                                       16-143516
--------------------------------------              --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)

48 North Main Street, Albion, New York                      14411-0396
--------------------------------------              --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (716) 589-5501
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, par value $0.01 per share
                              ---------------------------------------
                                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                   ----   ----
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Smallcap Market under the symbol "ALBC" on March 26, 1997, was $4,625,944 (250,051 shares at $18.50 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

     The registrant's revenues for the fiscal year ended December 31, 1996 were $4,706,264.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                ----    ----

                                         PART I

Item 1.  Description of Business
--------------------------------

     Albion Banc Corp. (the "Company"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") (the Company and Albion Federal shall at times be referred to as the "Company") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on July 23, 1993. At December 31, 1996, the Company had total assets of $64.6 million, total deposits of $48.5 million and shareholders' equity of $5.9 million. The Company has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

     Albion Federal was organized in 1934 as a federally chartered mutual savings and loan association and has been a member of the Federal Home Loan Bank ("FHLB") System since 1935. Albion Federal is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Association provides its customers with a full array of community banking services. The Association is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At December 31, 1996, the Association's loans totaled $48.4 million, or 74.9% of total assets, including $39.4 million, or 81.4%, of total loans secured by one-to-four family properties, $2.2 million, or 4.7% of total loans secured by other real estate properties and $6.2 million of consumer loans, or 12.8% of total loans. Of the Association's residential mortgage loans secured by one-to-four family and other real estate properties, $24.4 million, or 58.7%, are fixed-rate loans and $17.2 million, or 41.3%, are adjustable rate residential mortgage loans (collectively referred to as ARMs).

     On July 19, 1995, the Association entered into a Supervisory Agreement with the OTS in connection with the Association's OTS examination. The agreement requires the Association to develop policies and procedures primarily relating to its internal operations. The Association has taken steps to develop and implement the policies and procedures required by the Supervisory Agreement and now believes that it is in substantial compliance with the terms of the Supervisory Agreement. The Supervisory Agreement will remain in effect until it is terminated by the OTS.

Selected Consolidated Financial Information

     This information is incorporated by reference from page 2 of the 1996 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

     This information is incorporated by reference from page 8 of the Annual Report.

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the
Association.  Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).


                         1996 Compared to 1995        1995 Compared to 1994      1994 Compared to 1993
                           Increase (Decrease)         Increase (Decrease)        Increase (Decrease)
                                Due to                       Due to                     Due to
                         -------------------------   -------------------------  -----------------------
                                       Rate/                       Rate/                    Rate/
                         Rate  Volume  Volume  Net   Rate  Volume  Volume  Net  Rate Volume Volume  Net
                         ----  ------  ------  ---   ----  ------  ------  ---  ---- ------ ------  ---
                                                       (In thousands)
Interest-earning assets:
 Real estate loans...... $24    $135    $ 1    $160  $  73  $146   $  4   $223  $(92)  $629  $(23)  $514
 Consumer loans......... (14)     13     (1)     (2)     4    80      1     85    (8)   177    (6)   163
                         ---    ----    ---    ----  -----  ----   ----   ----  ----   ----  ----   ----
  Total loans...........  10     148     --     158     77   226      5    308  (100)   806   (29)   677
 Mortgage-backed
   securities...........  10      11      1      22     82     2      1     85    (7)    13    (1)     5
 Investment securities..  (8)    (26)     1     (33)   234   (43)   (43)   148   (69)  (130)   22   (177)
 Daily interest-earning
   deposits.............  --      --     --      --     --    --     --     --    (9)    (9)    9     (9)
 Other interest-earning
   assets............... (10)   (117)     5    (122)    (5)   12     (2)     5    48    (14)  (26)     8
                         ---    ----    ---    ----  -----  ----   ----   ----  ----   ----  ----   ----
Total net change in
 income on interest-
 earning assets.........   2      16      7      25    388   197    (39)   546  (137)   666   (25)   504
                         ---    ----    ---    ----  -----  ----   ----   ----  ----   ----  ----   ----
Interest-bearing
 liabilities:
  Interest-bearing
    deposits............ (73)    162     (6)     83    441   192     63    696  (131)   107   (10)   (34)
  FHLB advances and
    other borrowings....   9    (192)    (4)   (187)   136  (114)   (34)   (12)   (4)   132    (2)   126
                         ---    ----    ---    ----  -----  ----   ----   ----  ----   ----  ----   ----
Total net change in
 expense on interest-
 bearing liabilities.... (64)    (30)   (10)   (104)   577    78     29    684  (135)   239   (12)    92
                         ---    ----    ---    ----  -----  ----   ----   ----  ----   ----  ----   ----
Net change in net
 interest income........ $66     $46    $17    $129  $(189) $119   $(68) $(138) $ (2)  $427  $(13)  $412
                         ===    ====    ===    ====  =====  ====   ====  =====  ====   ====  ====   ====

                                                               2

Interest Rate Risk Exposure

     The following table sets forth the interest rate risk exposure of the Association's portfolio based on OTS data at December 31, 1996.

             Interest Rate Sensitivity of Net Portfolio Value ("NPV")


                                                         NPV as % of
                                                         PV of Assets
                     Net Portfolio Value           ----------------------
 Change    -----------------------------------        NPV
in Rates   $ Amount      $ Change     % Change       Ratio         Change
--------   --------      --------     --------     ---------       ------
                     (Dollars in Thousands)

   +400     $3,893       $(3,268)       (46)%        6.32%         -448  bp
   +300      4,897        (2,263)       (32)         7.78          -302  bp
   +200      5,835        (1,325)       (19)         9.09          -171  bp
   +100      6,626          (534)        (7)        10.13           -66  bp
      0      7,160            --         --         10.80            --
   -100      7,360           200          3         11.00           +20  bp
   -200      7,272           111          2         10.82            +2  bp
   -300      7,249            89          1         10.72            -8  bp
   -400      7,476           316          4         10.95           +15  bp


                   OTS Interest Rate Risk Measures:  200 BP Rate Shock

                                             At December 31,
                               ---------------------------------------------
                               1996                1995                 1994
                               ----                ----                 ----

Pre-Shock NPV Ratio:
 NPV as a percent of
 PV of assets................ 10.80%               11.33%              11.98%
Exposure measure:
 Post-shock NPV ratio........  9.09%               10.51%              10.42%
Sensitivity measure:
 Change in NPV ratio.........  -171bp                -83bp              -156bp
Change in NPV as a percent
 of PV of assets............. -2.00%               -1.02%              -1.87%
Interest Rate Risk Capital
 Component ($000)............     0                    0                   0

Lending Activities

     General. The principal lending activity of the Association is the origination of first mortgage loans secured by residential properties, and, to a lesser extent, commercial real estate loans. In addition, the Association currently offers a variety of consumer loans such as home equity loans, home equity lines of credit and auto loans. The Association's net loans totaled approximately $47.8 million at December 31, 1996, representing approximately 74.0% of its total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                       At December 31,
                       -------------------------------------------------------
                            1996                1995                1994
                       ---------------     ---------------     ---------------
                       Amount  Percent     Amount  Percent     Amount  Percent
                       ------  -------     ------  -------     ------  -------
                                      (Dollars in thousands)

Type of Loan:

Real Estate Loans:
 One-to-four family
  residential........ $39,393    81.4%    $36,122    80.7%    $37,799   78.1%
 Commercial(1).......   2,234     4.6       2,594     5.8       2,040    4.2
 Construction(2).....     578     1.2         652     1.4       2,943    6.1
                      -------    ----     -------    ----     -------   ----
  Total real estate
   loans.............  42,205    87.2      39,368    87.9      42,782   88.4

Other Loans:
 Automobile..........     129     0.3         229     0.5         358    0.8
 Home improvement
  and second
  mortgage loans.....   4,960    10.2       3,997     8.9       3,911    8.1
  Other..............   1,106     2.3       1,187     2.7       1,319    2.7
                      -------    ----     -------    ----     -------   ----
   Total other
     loans...........   6,195    12.8       5,413    12.1       5,588   11.6
                      -------    ----     -------    ----     -------   ----

   Gross loans.......  48,400   100.0%     44,781   100.0%     48,370  100.0%
                                =====               =====              =====
Less:
 Undisbursed loans
  in process.........    (279)               (487)             (1,159)
 Net deferred loan
  origination
  costs (fees).......      23                  (1)                 23
 Allowance for
  loan losses........    (306)               (244)               (224)
                      -------             -------             -------
 Total loans, net.... $47,838             $44,049             $47,010
                      =======             =======             =======
_______________
(1) Commercial mortgage loans include mortgages on multi-family residential real estate and other commercial properties.
(2) All construction loans originated by Albion Federal represent permanent financings.

     One-to-Four Family Residential Loans. The primary lending activity of the Association has been the origination of mortgage loans to enable borrowers to purchase/refinance existing homes or to construct new single-family homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1996, approximately $39.4 million, or 81.4% of the Association's gross loan portfolio consisted of loans secured by one-to-four family residential real estate. The Association offers long-term, fixed rate mortgage loans and adjustable-rate mortgage loans.

     The Association presently originates both fixed rate mortgage loans and ARMs secured by one-to-four family properties with loan terms of 10 to 30 years. ARMs originated since 1991 have interest rates that adjust at regular intervals of one or three years based upon changes in the Treasury Bill for a period matching the repricing period of the loan. These loans provide that the amount of any increase or decrease in the interest rate is limited to two percentage points per adjustment period and are limited to six percentage points by which the rate can increase or decrease over the life of the loan. Borrower demand for ARMs versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed rate mortgage loans and the first year rate and loan fees for ARMs. The relative amount of fixed rate and ARMs that can be originated at any time is largely determined by the demand for each in a competitive environment.

     During fiscal 1995, national demand for ARMs increased in connection with increases in long term interest rates. However, with subsequent declines in long term interest rates during the latter part of fiscal 1995 and during fiscal 1996, national demand for ARMs was significantly reduced. Accordingly, the Association experienced a decrease in its origination of residential ARMs and the portfolio remained at $15.5 million at December 31, 1996.

     During the year ended December 31, 1996 the Association's total single-family mortgage loan originations were $9.3 million of which $500,000, or 5.4% were subject to periodic interest rate adjustments and $8.8 million or 94.6% were long-term, fixed rate loans.

     The Association underwrites ARMs based on the borrower's ability to repay the loan assuming the fully indexed accrual rate on the ARM remained constant during the loan term. As a result, the potential for a substantial increase in interest payments on ARMs is lessened, as is the likelihood of delinquencies and defaults.

     Since October 1990, the Association has originated long-term, fixed-rate loans under guidelines established by the Federal National Mortgage Association ("FNMA"), which facilitates the sale of such loans in the secondary market with servicing retained by the Association. The Association's long-term, fixed-rate loans typically are originated with terms of 15 to 30 years, amortized on a monthly basis with principal and interest due each month. A determination is made at the time of origination whether the loan is held for sale. At December 31, 1996, the Association had $24.4 million of one-to-four family residential fixed rate loans outstanding.

     The Association's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and adjustable rate residential mortgage loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained in which case the mortgage is limited to 95% of the lesser of appraised value or purchase price. The Association does have limited funding from FNMA for its Community Homebuyer's program in which case the loan-to-value ratio increases to 97% of the lesser of the appraised value or purchase price. Also, the Association offers Federal Housing Administration ("FHA") and Veteran Administration ("VA") financing. These loans typically have a loan-to-value ratio of 100% and are partially insured by the government should losses occur as a result of foreclosure.

     At December 31, 1996, the Association had $578,000 in interim construction loans in its portfolio. All of these loans are residential construction loans for single family dwelling units and all automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans. At December 31, 1996, approximately $600,000, or 1.2%, of the Association's gross loan portfolio consisted of loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans, and are similar to the risks associated with commercial real estate lending. See " -- Commercial Real Estate Loans."

     At December 31, 1996, the Association had six loans secured by multi-family dwelling units which it originated and retained the entire interest, that totalled $600,000, or 1.2%, of the Association's gross loan portfolio. At December 31, 1996, the Association's largest multi-family residential loan was a $156,000 loan secured by a 8-unit apartment complex in the Association's primary market area. At December 31, 1996, the Association did not have any multi-family residential loans which the Association originated and retained the entire interest, and which were delinquent 120 days or more. See "-- Nonperforming Assets and Delinquencies."

     Commercial Real Estate Loans. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") permits federal savings and loan associations and savings banks to invest in non-residential real estate loans up to 400% of their capital as computed under generally accepted accounting principles ("GAAP") plus general loan loss reserves. At December 31, 1996, this would limit the Association's aggregate non-residential real estate loans to approximately $20.7 million. At such time, the Association had commercial real estate loans outstanding of $2.2 million. The commercial real estate loans originated by the Association are primarily secured by retail outlets, churches, hospitals, warehouses and office buildings.

     The Association does not actively solicit or originate commercial real estate loans. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired. Although the thrift industry has generally experienced material losses in commercial real estate lending, Albion Federal has sustained no material losses on such loans.

     Consumer Loans. At December 31, 1996, the Association's consumer loan portfolio was $6.2 million, or 13.1%, of the gross loan portfolio. Of this amount, $5.0 million were home improvement and home equity loans secured by first or second liens on residential real estate that the Association originates using similar underwriting standards as utilized with residential first mortgage loans.

     Albion Federal currently offers a variety of consumer loans, including loans secured by mortgages on real estate for home improvement, debt consolidation and other purposes, and savings account loans. The majority of such loans are secured by a first or second mortgage on residential property. The Association actively solicits these types of loans by contacting their borrowing customers directly. The Association offers fixed and adjustable rate home equity loans which are made for a maximum of $150,000 and are secured by a first or second lien on one-to-four family properties. The maximum term for fixed rate home equity loans is 15 years and 20 years for variable rate loans. For the adjustable rate loans, during the initial five years, the borrower may take draws against the line of credit up to their credit limit. After the initial five year period, the pay-back period commences over the remaining 15 years of the loan. One additional five year draw period may be made available to the borrower at the Association's discretion. Home equity lines of credit programs have interest rates varying from the prime rate to the prime rate plus a margin of 1.20% or 1.45%, depending upon the amount of the loan. The Association's lending policies generally limit the maximum loan-to-value on home equity loans to 80% of the appraised value of the underlying residential property. The Association's average home equity loan is approximately $19,600.

     Consumer loans have been offered under a variety of terms and conditions. Secured consumer loans are limited to a maximum of 90% of the retail value of the consumer collateral offered or real estate, including any other mortgages or liens offered to secure the loan, except in the case of guaranteed student loans, the amount which is established by the program. In recent years, management has expanded its consumer lending to include automobile loans.

     The Association's underwriting standards for consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral securing the loan, if any, to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Association as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral. The Association adds a general provision to its consumer loan loss allowance, based on general economic conditions and prior loss experience. The Association historically has had a low level of delinquencies on its consumer loans. See "-- Nonperforming Assets and Delinquencies."

Loan Maturity and Repricing

     The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and nonperforming loans.

                           Within      One to          Three to      Five to       Beyond
                           One Year    Three Years     Five Years    Ten Years     Ten Years       Totals
                           --------    -----------     ----------    ---------     ---------       -------
                                                           (In thousands)

Real estate mortgages..... $14,733        $177           $1,064       $3,498        $20,472       $39,944
Commercial real estate....     993         163               --          148            216         1,520
Construction..............      89          --              182           --            175           446
Other.....................   1,814         475              489          829          2,375         5,982
                           -------        ----           ------       ------        -------       -------
     Total loans.......... $17,629        $815           $1,735       $4,475        $23,238       $47,892
                           =======        ====           ======       ======        =======       =======


     The following table sets forth all loans due one year after December 31, 1996 which have fixed interest rates and have floating or adjustable interest rates.

                                            Fixed              Floating or
                                            Rates            Adjustable Rates
                                             -----            ----------------
                                                  (In thousands)

Real estate mortgages...................    $23,883                 $1,328
Commercial real estate..................        388                    139
Construction............................        285                     72
Other...................................      3,297                    871
                                            -------                 ------
     Total loans........................    $27,853                 $2,410
                                            =======                 ======

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at December 31, 1996 and 1995, and the dollar amount of such securities and loans at the date which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and nonperforming loans.



                                 At December 31, 1996                        At December 31, 1995
                          ----------------------------------------  ----------------------------------------
                                                        Mortgage-                                 Mortgage-
                          Real Estate  Consumer  Total  Backed      Real Estate  Consumer  Total  Backed
                             Loans       Loans   Loans  Securities     Loans       Loans   Loans  Securities
                          -----------  --------  -----  ----------  -----------  --------  -----  ----------
                                                           (In thousands)
Amounts due:
 Within one year..........  $15,815     $1,814  $17,629    $   --    $15,924      $1,418  $17,072  $    --
 After one year
  through three years.....      340        475      815        --        620         526    1,146       --
After three years
  through five years......    1,246        489    1,735        --      1,184         534    1,718       --
 After five years.........   24,509      3,204   27,713     8,075     21,056       2,979   24,035    4,138
                            -------     ------  -------    ------    -------      ------  -------   ------
     Total................  $41,910     $5,982  $47,892    $8,075    $38,784      $5,187  $43,971   $4,138
                            =======     ======  =======    ======    =======      ======  =======   ======
Interest rate terms
 on amounts due after
 one year:
   Fixed..................  $24,556     $3,297  $27,853    $4,129    $18,538      $3,565  $22,203  $    --
                            -------     ------  -------    ------    -------      ------  -------   ------
   Adjustable.............  $ 1,539     $  871  $ 2,410    $3,946    $  4,322     $  474  $ 4,796  $ 4,138
                            -------     ------  -------    ------    -------      ------  -------   ------


                                                              9

     Mortgage Loan Solicitation and Processing. Prior to 1992, the Association's main source of loans was walk-ins and to a lesser degree broker related. Subsequent to 1992, loan originations have been derived through the Association's sales representative as well as walk-ins. Advertising in local newspapers promotes loan products to the public in general. The present customer base and walk-in traffic are solicited through stuffers, brochures, lobby signs, and, occasionally through direct mail. Telephone inquiries are also used.

     Once a mortgage loan application is received, a credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an appraisal of the property offered as collateral. Real estate appraisals are completed by board approved and licensed independent, fee appraisers. The application is then submitted to the Association's loan officer for underwriting and approval. All loans require the approval of two officers of the Association. The loans are reported to the loan committee at the next monthly meeting. In an effort to ensure non-discrimination in lending decisions, two officers must also review loan applications that are declined. Any application that is declined is also reported to the loan committee at the next monthly meeting.

     Loan Originations, Purchases and Sales. Loans are originated to meet or exceed the applicable underwriting requirements of the FNMA. The Association maintains mortgage documentation on single-family loans it originates as required to sell such loans to FNMA in the secondary market. Single-family loan sales over the past five years have been limited to long-term fixed-rate whole loans to FNMA without recourse and servicing retained. Loans sold have had a fixed rate monthly payment.

     In addition to selling one-to-four family loans, Albion Federal has occasionally purchased loans originated by other financial institutions, secured by one-to-four family residential properties located outside of its primary market area. The Association's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. The Association has not purchased any whole loans since 1986. At December 31, 1996, the Association had $610,255 in whole loans which were purchased by the Association and which are serviced by the Association, and $212,000 in mortgage pool securities which are serviced by others.

     The following table shows the dollar amount of loans originated, sold and repaid during the periods indicated.

                                           Year Ended December 31,
                                     --------------------------------
                                       1996         1995         1994
                                       ----         ----         ----
                                               (In thousands)

Total loans at beginning
  of period......................... $44,781       $48,370     $39,986
                                     -------       -------     -------
Real estate loans originated:
 One-to-four family residential.....   7,076         1,473       7,873
 Multi-family residential and
  commercial real estate............     185           150         736
 Construction loans(1)..............   2,242           842       3,689

Other loans originated:
 Consumer...........................   2,586         1,553       3,587
 Other loans........................      --            --          --
                                     -------       -------     -------
   Total loans originated........... $12,089       $ 4,018     $15,885
                                     =======       =======     =======
Loans sold:
 Total one-to-four family
  residential mortgages.............  $ (459)      $(2,101)    $(1,704)
                                     -------       -------     -------
    Total loans sold................  $ (459)      $(2,101)    $(1,704)
                                     =======       =======     =======

Loan principal repayments........... $(7,718)      $(5,506)    $(5,797)

Transfers to foreclosed real
 estate(2)..........................    (293)           --          --
                                     -------       -------     -------
Net loan activity...................   3,619        (3,589)      8,384
                                     -------       -------     -------

Total loans at end of period........ $48,400       $44,781     $48,370
                                     =======       =======     =======
___________________
(1) All construction loans originated by Albion Federal represent permanent financings.
(2)  Activity represents transfers from loans receivable to real estate owned.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, subject to interest rate change if the loan does not close within the specified expiration date. The Association had outstanding net loan commitments of approximately $.4 million at December 31, 1996. See Note 12 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The Association usually charges discount points of 0% to 2% on one-to-four family residential real estate loans and on long-term multi-family residential loans and a 1% origination fee on residential construction loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Association had $22,905 of net deferred loan costs at December 31, 1996.

     The Association also receives loan servicing fees on the loans it sells and on which it retains the servicing responsibilities.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment by the end of the month in which the payment is due, the Association generally institutes collection procedures. The Association's collection procedures provide for a two-to-five percent late charge if a monthly installment is more than 15 days past due. The first notice is generally mailed to the borrower within 15 days of the payment due date and, if necessary, a second written notice follows at the end of the month or shortly thereafter, in which that payment was due. A "demand" letter is mailed to the borrower after the 60th day of delinquency. Attempts are made to contact the borrower again during the 90-120th day of delinquency. When contact is made with the borrower, the Association will attempt to obtain full payment and if that is not possible, work out a repayment schedule with the borrower to avoid foreclosure.

     In most cases, delinquencies are cured promptly; however, if by the 120th day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of inducing the borrower to pay on time have been exhausted, the Association initiates foreclosure, deed-in-lieu of foreclosure, or, in the case of a second mortgage, liquidation according to the terms of the security instrument and applicable law.

     The Association institutes the same collection procedures for non-mortgage loans.

     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Association through foreclosure.

     The table below sets forth the amounts and categories of nonperforming assets in the Association's loan portfolio at the dates indicated. Loans are placed on non-accrual status through the establishment of a reserve for uncollected interest when the loan becomes more than 90 days delinquent and collection of interest becomes doubtful. The Association does not recognize income on non-accrual loans. At December 31, 1996, uncollected cumulative interest totaled $14,470. The Association would have recorded interest income of $7,572, $10,970 and $14,470 on non-accrual loans during the years ended December 31, 1994, 1995 and 1996, respectively, if such loans had been performing during such periods. The Association did not recognize interest income on loans placed on a non-accrual basis during the years ended December 31, 1994, 1995 and 1996, respectively. Foreclosed assets include assets acquired in settlement of loans.

     The following table sets forth dollar amounts of the Association's nonperforming assets for the periods indicated. During the periods shown, the Association had no troubled debt restructured loans within the meaning of SFAS 15.

                                                Year Ended December 31,
                                           --------------------------------
                                           1996           1995         1994
                                           ----           ----         ----
                                                    (In thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
   One-to-four family residential......... $252           $252         $222
   Commercial.............................   --             70           --
                                           ----           ----         ----
     TOTAL................................  252            322          222
                                           ----           ----         ----
Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
   One-to-four family residential.........   --             --           --
   Commercial.............................   --             --           --
  Consumer................................   --             --           --
                                           ----           ----         ----
       TOTAL..............................   --             --           --
                                           ----           ----         ----
Total of nonaccrual and 90 days
 past due loans...........................  252            322          222
Foreclosed real estate....................  211             20           35
                                           ----           ----         ----
   Total nonperforming assets............. $463           $342         $257
                                           ====           ====         ====

Total loans delinquent 90 days or
 more to net loans........................  0.5%           0.5%         0.9%

Total loans delinquent 90 days or
 more to total assets.....................  0.4%           0.4%         0.7%

Total nonperforming assets to
 total assets(1)..........................  0.7%           0.5%         0.8%
__________________
(1) Total nonperforming assets include total nonaccrual and 90 days past due loans and real estate owned.

     The increase in total nonperforming assets from $342,000 at December 31, 1995 to $463,000 at December 31, 1996 can be attributed largely to the deterioration of three participation mortgage loan pools and increased real estate owned. See "-- Asset Classification" for a discussion of the Association's largest nonperforming loans at December 31, 1996.

     Asset Classification. Federal regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention that, if left uncorrected, may result in deterioration of the repayment prospects for the assets or in the institution's credit position at a future date. Assets classified as substandard, doubtful or special mention require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100.0% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard, doubtful and special mention may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At December 31, 1996, there were no assets not classified which necessitated classification because management knew about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with existing repayment terms.

     At December 31, 1996, 1995 and 1994 the aggregate amounts of the Association's classified assets, and of the Association's general and specific allowances and charge-offs for the period then ended were as follows:

                                           At December 31,
                           --------------------------------------------
                              1996              1995               1994
                              ----              ----               ----
                                           (In thousands)
Doubtful.................... $  --             $   --            $    --
Substandard assets..........   372                401                281
Special mention.............   510              1,150              1,067

General loss allowances.....   306                244                224
Specific loss allowances....    --                 --                 --
Net charge-offs.............    78                 16                 12

     The following is a discussion of the Association's major substandard loans at December 31, 1996:

     The Association's largest nonperforming asset(s) consists of three participation mortgage loan pool securities that totalled $212,000 at December 31, 1996. The securities were purchased in 1987 from Thrift Association Service Corporation (TASCO) and are secured by one-to-four family properties. Payments from TASCO ceased during May 1996 and TASCO and the Federal Deposit Insurance Corporation (FDIC) are currently in a dispute over the servicing of these loan pools. The Association has set up a reserve of $97,000 to cover possible losses associated with these assets.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At December 31, 1996, the Association had $211,498 of real estate owned.

     Allowance for Loan Losses. The Association's management, at least quarterly, evaluates the need to establish reserves against losses on loans based on estimated losses on specific loans when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for
losses are charged against earnings in the year they are established.   The
Association established provisions for loan losses for the years ended December 31, 1994, 1995 and 1996, of approximately $132,038, $36,000 and
$140,239, respectively. The fluctuation in the annual provision for loan losses is the result of management's assessment of economic conditions and such provisions are computed based on management's established loan review process. In 1994, the provision for loan losses totaled $132,038, which was determined primarily from the Association's increased loan portfolio and higher risk-based loan levels. The Association conducted an internal review of its lending policies and practices during the year and identified concerns in such policies and procedures. In connection with an OTS examination in November 1994, the examiners expressed concerns regarding the Association's underwriting policies and weaknesses in the Association's internal lending policies and procedures. In response to weaknesses noted during its internal review and the OTS examination, the Association increased the ratio of its allowance for loan losses to total loans from .3% to .5% at December 31, 1994. In 1995, the provision for loan losses totaled $36,000, which decreased between the periods primarily as a result of improved lending policies and practices and a decrease in size of the loan portfolio. In 1996, the provision for loan losses totalled $140,239, an increase of $104,239 from 1995. This increase was primarily the result of management's quarterly analysis of the Association's loan portfolio, principally driven by deterioration in the credit quality of three participation mortgage pools. The Association's ratio of nonperforming assets to total assets remained low at 0.7%, while the ratio of allowance for loan losses to total loans remained the same at 0.6% during the period. Although the Association believes its provision for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

     At December 31, 1996 the Association had an allowance for loan losses of $305,900 which represented .6% of total loans. Management believes that loan loss reserves were adequate at December 31, 1996. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

Loan Loss Allowance Analysis

     The following table sets forth an analysis of the Association's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                           Year Ended December 31,
                                  -------------------------------------------
                                  1996                 1995              1994
                                  ----                 ----              ----
                                             (Dollars in thousands)

Allowance at beginning of
  period......................... $244               $224                $104
Provision for loan losses........  140                 36                 132

Charge offs:
  Residential real estate........  (58)                --                  --
  Commercial real estate.........   (4)                --                  --
  Consumer loans.................  (16)               (16)                (12)
                                  ----               ----                ----
           Total charge offs.....  (78)               (16)                (12)
                                  ----               ----                ----

    Allowance at end of period... $306               $244                $224
                                  ====               ====                ====
Ratio of allowance to total
 loans outstanding at the
 end of the period...............  0.6%               0.6%                0.5%

Ratio of net charge offs to
 average loans outstanding
 during the period...............  0.2%                --                  --

Allowance for Loan Losses by Category

                                           At December 31,
                     ------------------ ------------------ ------------------
                          1996               1995               1994
                     ------------------ ------------------ ------------------
                              Loan               Loan               Loan
                              Category           Category           Category
                              as a % of          as a % of          as a % of
                              Out-               Out-               Out-
                              standing           standing           standing
                     Amount   Loans     Amount   Loans     Amount   Loans
                     ------   --------- ------   --------- ------   ---------
                                       (Dollars in thousands)

Real estate loans:
 One-to-four family
    residential...... $218     81.4%     $120      80.2%    $109      78.1%
 Commercial..........   34      4.6        25       5.8        3       4.2
 Construction........    8      1.2         6       1.9       24       6.1
Consumer.............   46     12.8        93      12.1       88      11.6
                      ----    -----      ----     -----     ----     -----
  Total allowance
   for loan losses... $306    100.0%     $244     100.0%    $224     100.0%
                      ====    =====      ====     =====     ====     =====

Investment Activities

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-New York, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets by regulation. See "Regulation of Albion Federal -- Federal Home Loan Bank System." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation of Albion Federal". The balance of the Association's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At December 31, 1996, the Association's regulatory liquidity was 9.2% which is in excess of the required 5%. It is the intention of management to hold securities with short maturities in the Association's investment portfolio in order to enable the Association to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Association periodically invests in mortgage-backed securities, insured or guaranteed by either the Government National Mortgage Association ("GNMA"), FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). All of the mortgage-backed securities in the portfolio have coupon rates as of December 31, 1996, ranging from 6.96 to 9.25% with a weighted average yield of 7.9% for the year ended December 31, 1996. At December 31, 1996, the amortized cost of the Association's mortgage-backed securities portfolio totaled $8.0 million. The market value of such mortgage-backed securities totalled $8.1 million at December 31, 1996. Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowing or other obligations of the Association. Of the Association's mortgage-backed securities portfolio, $3.9 million are carried at fixed rates and $4.1 million are carried at adjustable rates as of December 31, 1996.

     Investment decisions are reviewed by the Asset/Liability Committee ("ALCO"), which meets quarterly and consists of the Association's Chairman of the Board, Vice Chairman, Chief Executive Officer and two Vice Presidents.
The ALCO Committee acts within policies established by the Board of Directors. At December 31, 1996, the Association's investment and mortgage-backed securities portfolio totaled $11.2 million and consisted primarily of U.S. Treasury securities, corporate bonds, municipal bonds and mortgage-backed securities. The Association's variable rate mortgage-backed securities are held as available for sale, while the fixed rate mortgage-backed securities, U.S. Treasuries, corporate bonds and municipals, are held until maturity. For further information concerning the Association's investment and mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders.

Investment Securities Analysis

     The following table sets forth the Association's investment and mortgage-backed securities portfolio at carrying value at the dates indicated.

                                     At December 31,
                   ---------------------------------------------------------
                         1996                1995                1994
                   -----------------   -----------------   -----------------
                             Percent             Percent             Percent
                             of                  of                  of
                   Book      Port-     Book      Port-     Book      Port-
                   Value(1)  folio     Value(1)  folio     Value(1)  folio
                   --------  -------   --------  -------   --------  -------
                                 (Dollars in thousands)
U.S. government
 treasury and
 obligations
 of U.S.
 government
 agencies......... $10,948    97.3%    $6,425    86.6%    $4,085      72.1%
State and
 political
 subdivision......     200     1.8        391     5.3        701      12.4
Corporate
 obligations......     100      .9        601     8.1        878      15.5
                   -------   -----     ------   -----     ------     -----
Total............. $11,248   100.0%    $7,417   100.0%    $5,664     100.0%
                   =======   =====     ======   =====     ======     =====
-------------
(1) The market value of the Association's investment securities portfolio, including mortgage-backed securities amounted to $11.2 million, $7.4 million and $5.7 million, at December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the market value of the principal components of the Association's investment securities portfolio was as follows: U.S. Government and agency securities $10.9 million, state and political subdivision securities $201,400, and corporate obligations $100,700.

     The following table sets forth the contractual maturities and weighted average yields of the debt securities in the Association's investment securities portfolio at December 31, 1996.

                   Less Than        One to         Five to        Over Ten
                   One Year       Five Years      Ten Years         Years
                 -------------   -------------   -------------   -------------
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                 ------  -----   ------  -----   ------  -----   ------  -----
                                    (Dollars in thousands)
U.S. government
 treasury
 and obliga-
 tions of U.S.
 government
 agencies....... $2,873   5.53%  $  --    --%     $88    8.48%  $7,987  7.13%

State and
 political
 subdivision....    200    6.06     --    --       --      --       --    --

Corporate
 obligations....    100    6.61     --    --       --      --       --    --

Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and FHLB advances are the major source of the Association's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Association's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, checking accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Association has emphasized checking accounts, passbooks and certificates of deposits. In determining the terms of its deposit accounts, the Association considers the rates offered by its competition, profitability to the Association, matching deposit and loan products and its customer preferences and concerns. The Association generally reviews its deposit mix and pricing weekly, and adjusts it as necessitated by liquidity needs and competition. Management believes deposits remained relatively stable, net of interest credited, between the periods despite withdrawals as depositors sought increased yields on alternative investments in the marketplace.

Deposit Balances

     The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at December 31, 1996.

                                                               Percentage
Weighted                                                       of Total
Average                                                        Interest-
Interest                                   Minimum             Bearing
Yield      Term          Category          Amount    Balance   Deposits
--------   ----          --------          ------    --------  ---------
                                                   (Dollars in
                                                    thousands)

                        Certificates of Deposit

5.50%      18 Month      IRA                $1,000     $642      1.4%
6.32       42 Month      IRA                 1,000      454      1.0
3.09       None          Passbook               50   12,889     27.5
4.10       32 -          Fixed term          1,000       62      0.1
             44 days       and fixed rate
4.27       45 -          Fixed term          1,000      509      1.1
             181 days      and fixed rate
5.09       182-          Fixed term          1,000    4,022      8.6
             365 days      and fixed rate
5.38       1 year        Fixed term          1,000   11,753     25.1
                           and fixed rate
6.11       2 years       Fixed term          1,000    4,240      9.0
                           and fixed rate
6.13       3 years       Fixed term          1,000    1,226      2.6
                           and fixed rate
6.39       4 years       Fixed term          1,000      895      1.9
                           and fixed rate
6.44       5 years       Fixed term          1,000    4,055      8.6
                           and fixed rate
1.79       None          NOW Accounts        1,000    2,616      5.6
3.08       None          MMDA                2,500    3,544      7.5
                                                    -------    -----

                        Total                       $46,907    100.0%
                                                    =======    =====

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Association at the dates indicated.

                                                       At December 31,
                      -------------------------------------------------------------------------------------
                                  1996                       1995                        1994
                                 Percent                    Percent                     Percent
                                   of    Increase              of    Increase              of    Increase
                         Amount  Total  (Decrease)   Amount  Total  (Decrease)   Amount  Total  (Decrease)
                         ------  -----  ----------   ------  -----  ----------   ------  -----  ----------
                                                    (Dollars in thousands)

Noninterest bearing.....$ 1,585    3.3%  $   499    $ 1,086    2.3%    $  538    $   548    1.5%  $   124
NOW checking............  2,616    5.4       608      2,008    4.3        (42)     2,050    5.4      (184)
Regular savings
 accounts............... 12,889   26.6     1,666     11,223   24.1     (3,193)    14,416   38.1    (1,085)
Money market deposit....  3,544    7.3     1,295      2,249    4.8       (753)     3,002    7.9      (273)
Fixed-rate certificates
  which mature in the
  year ending
    Within 1 year....... 18,289   37.7    (4,085)    22,374    48.1    12,867      9,507   25.2     1,588
    Within 1-3 years....  7,814   16.1     1,261      6,553    14.1      (286)     6,839   18.1     1,599
Certificates maturing
   thereafter...........  1,755    3.6       689      1,066     2.3      (369)     1,435    3.8       411
                        -------  -----     ------    -------  -----    ------    -------  -----    ------
     Total..............$48,492  100.0%    $1,933    $46,559  100.0%   $8,762    $37,797  100.0%   $2,180
                        =======  =====     ======    =======  =====    ======    =======  =====    ======

NOTE:     IRA accounts are included in certificate balances:  Amounts are $1.1 million, $1.0 million and
          $433,000 at December 31, 1996, 1995 and 1994, respectively.

                                                              19

Time Deposits by Rates

     The following table sets forth the time deposits in the Association classified by rates as of the dates included.

                                           At December 31,
                               -----------------------------------------
                                 1996            1995             1994
                               --------         -------         --------
                                            (In thousands)

Below 4.00%.................   $   472         $   270          $ 3,526
4.01% - 6.00%...............    22,852          16,644           10,861
6.01% - 8.00%...............     4,518          13,065            3,277
8.01% - 10.00%..............        15              14              101
Over 10.00%.................        --              --               16

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                      Amount Due
                      ------------------------------------------
                      Less                                        Percentage
                      Than                         After           of Total
                      One      1-2     2-3    3-4  4              Certificate
                      Year   Years   Years  Years  Years   Total   Accounts
                      ----   -----   -----  -----  -----   -----   ---------
                                  (Dollars in thousands)

Below 4.00%....... $   472  $   --  $   --  $ --   $ --   $   472     1.7%
4.01% - 6.00%.....  16,315   3,477   1,874   594    592    22,852    82.0
6.01% - 8.00%.....   1,502     553   1,894   298    271     4,518    16.2
8.01% - 10.00%....      --       9       7    --     --        16     0.1
                   -------  ------  ------  ----   ----   -------   -----
     Total........ $18,289  $4,039  $3,775  $892   $863   $27,858   100.0%
                   =======  ======  ======  ====   ====   =======   =====

     The following table sets forth the savings activities of the Association for the periods indicated.

                                          Year Ended December 31,
                              ------------------------------------------
                                1996              1995             1994
                                ----              ----             ----
                                             (In thousands)

Net increase before
  interest credited.......... $  (196)          $ 6,730          $   829
Interest credited............   2,129             2,047            1,351
                              -------           -------          -------
Net increase in savings
  deposits...................   1,933             8,777            2,180
                              -------           -------          -------
Ending balance............... $48,492           $46,559          $37,797
                              =======           =======          =======

     Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB-New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-New York has served as one of the Association's primary borrowing sources. Advances from the FHLB-New York are typically secured by the Association's first mortgage loans. At December 31, 1996, the Association had $9.0 million of fixed rate borrowings from the FHLB-New York at a weighted average rate of 5.93%. Required principal repayments are as follows: $6.0 million in 1997, and $1.0 million in 1998, 1999 and 2000. The Association did not have any overnight borrowings from the FHLB-New York at December 31, 1996.

     The FHLB-New York functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB-New York and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.
Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-New York determines specific lines of credit for each member institution.

     At December 31, 1994, 1995 and 1996, the Association had no short-term borrowings or securities sold under agreements to repurchase.

Subsidiary Activities

     In January 1994, the Company formed a subsidiary, New Frontier of Albion ("New Frontier"), to sell fixed rate annuities. In October 1994, New Frontier was sold to Albion Federal to help facilitate the sale of fixed rate and variable rate products. At December 31, 1996, Albion Federal had an equity investment of $100 in New Frontier. The operations of New Frontier, which are not material, are included in the Company's consolidated financial statements appearing in the Annual Report.

                REGULATION OF ALBION BANC CORP.

General

     The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is also subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the Securities Exchange Act of 1934, as amended.

Company Acquisitions

     The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25 percent of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Company Activities

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Company and any of its subsidiaries (other than the Company or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business,
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

Affiliate Restrictions

     The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate." A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "Covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Also, a savings association may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve Board may grant exemptions from the restrictions of Sections 23A and 23B. The OTS, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

Qualified Thrift Lender Test

     The HOLA requires that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "Regulation of Albion Federal -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                     REGULATION OF ALBION FEDERAL

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents.
The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of

                                  22
PAGE
adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Association, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in the FHLB-New York in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-New York. The Association is in compliance with this requirement with an investment in FHLB-New York stock of $450,000 at December 31, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-New York.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's accounts are insured by the SAIF up to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Association's assessments for the year ended December 31, 1996 were $391,541, which includes a special assessment of $274,921.

     Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund

Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At December 31, 1996, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. Under the final regulations, if the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in the HOLA and regulations of the OTS thereunder to avoid operating certain restrictions. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations:
(i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and
(iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution quality as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loan to small businesses and loan made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within

90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the Association's qualified thrift investments significantly exceeded 65% of its portfolio assets as required by regulation.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides the a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.

     At December 31, 1996, Albion Federal's core capital of approximately $4.9 million, or 7.8% of adjusted total assets, was $3.0 million in excess of the OTS requirement of $1.9 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $4.9 million, or 7.8% of adjusted total assets, was $3.9 million in excess of the OTS requirement of $1.0 million, or 1.5% of adjusted total assets. Finally, at December 31, 1996, the Association had risk-based capital of approximately $5.2 million or 16.0% of total risk-weighted assets, which was $2.6 million in excess of the OTS risk-based capital requirement of $2.6 million or 8% of risk-weighted assets.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1996, the Association's limit on loans to one borrower was $746,400. At December 31, 1996, the Association's largest single loan to one borrower was $484,234, which was performing according to its original terms.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a federal statute, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating certain regulatory applications filed by an institution. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.0 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

                            TAXATION

Federal Taxation

     General. The Company and the Association report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the

Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

     Recently enacted federal legislation repeals the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At December 31, 1996, the Association's post-1987 reserves were a negligible amount of approximately $20,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Association met the residential loan requirement for the taxable year ending December 31, 1996.

     Under prior law, if the Association failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period.
At December 31, 1996, the Association's total bad debt reserve for tax purposes was approximately $828,000. Among other things, the qualifying thrift definitional tests required the Association to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation of Albion Federal -- Federal Regulation of Savings Associations -- Limitations on Capital Distributions" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     There have not been any IRS audits of the Association's federal income tax returns during the past five years.

State Taxation

     New York has adopted the Code, with certain modifications, as it relates to savings and loan associations, effective for taxable years beginning after December 31, 1984. The Association is subject to New York income tax at the rate of 9%. This rate of tax is imposed on savings and loan associations in lieu of the general state business corporation income tax.

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 10 of the Notes to Consolidated Financial Statements.

Competition

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs in the communities it serves. The Association's deposit gathering area is concentrated in Orleans County and Western Monroe counties, New York. The Association's lending base primarily covers the same area; however, the Association periodically originates or purchases multi-family residential loans in other parts of New York. The Association's office is located in Albion.

     The Association was the largest of the eight bank and thrift offices located in Orleans County, New York, based on its total assets of $64.6 million at December 31, 1996. Based on data at December 31, 1996, the Marine Midland branch and the Fleet Bank branch had approximately $54.0 million and $26.0 million in deposits, respectively. The Association faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence. Additionally, the Association faces significant competition from mortgage bankers, mortgage brokers, finance companies, insurance companies and other financial entities in lending. The Association also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

     Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community bank orientation as well as its relatively high core deposit base.

Personnel

     As of December 31, 1996, the Association had 22 full-time employees and five part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees to be satisfactory.
                                     31

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company, each of whom holds the same positions with the Company and each of whom holds the same positions with the Association.

Name                        Age(1)      Position
-----                       ------     ------------
Jeffrey S. Rheinwald          48       President and Chief Executive Officer
Mark F. Reed                  38       Vice President/Treasurer and Chief
                                         Financial Officer
Marie A. Rice                 48       Vice President/Secretary
_________________
(1)  As of December 31, 1996.

     The principal occupation of each executive officer of the Association is set forth below. Unless otherwise noted, all officers have held the position described below for at least the past five years and reside in Albion, New York.

     JEFFREY S. RHEINWALD has been employed in various capacities at Albion Federal for over 23 years and currently holds the position of President and Chief Executive Officer of the Association and the Company.

     MARK F. REED is Vice President and Treasurer of the Association and the Company, a position he has held with the Association since 1990. Prior to joining Albion Federal, Mr. Reed was employed as an examiner for the OTS from 1989 through 1990; from 1988 through 1989 he was employed by the FHLB-New York and from 1987 through 1988 was an examiner for the Office of the Comptroller of the Currency.

     MARIE A. RICE is Vice President and Secretary of the Company and the Association, a position she has held with the Association since 1991. Ms. Rice has been employed and has served the Association in various capacities since 1973.

Item 2.  Description of Property
--------------------------------

     The following table sets forth information concerning the Association's offices at December 31, 1996.

                                                              Net Book
                                                              Value at
                      Year      Square    Owned/     Total    December
Name of Office        Opened    Footage   Leased     Cost     31, 1996
--------------        -------   --------  -------   -------  ----------
Main Office            1976      8,522     Owned   $592,977   $192,842
48 North Main Street
Albion, NY  14411

Loan Department        1993      3,314     Owned    196,708    175,972
34 North Main Street
Albion, NY 14411

Branch Office          1994      3,276     Owned    938,075    900,105
Brockport, NY
                                      32

     The net book value of the Association's investment in all office properties and equipment less accumulated depreciation totaled $2.1 million at December 31, 1996. See Note 6 of the Notes to the Consolidated Financial Statements for further information on office properties and equipment.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Association is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made. Other than such proceedings, the Association is not involved in any legal proceedings of a material nature at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained in the section captioned "Market for Albion Banc Corp.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     Consolidated Statements of Financial Condition, December 31, 1996,
       1995 and 1994*
     Consolidated Statements of Income For the Year Ended December 31,
       1996, 1995 and 1994*
     Consolidated Statements of Changes in Shareholders' Equity For the
       Year Ended December 31, 1996, 1995 and 1994*
     Consolidated Statements of Cash Flows For the Year Ended December
       31, 1996, 1995 and 1994*
     Notes to Consolidated Financial Statements*

     * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

     No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Association, see "Item I -- Business -- Executive Officers." The information contained under the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a)       Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

     (b)       Security Ownership of Management

               Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

     (c)       Changes in Control

               The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions."

Item 13.  Exhibits, List Reports on Form 8-K
--------------------------------------------

     (a)        Exhibits

     3.1        Certificate of Incorporation of Albion Banc Corp.(1)
     3.2        Bylaws of Albion Banc Corp.(1)
     10.1       Employment Agreement with Jeffrey S. Rheinwald(2)
     10.2       Severance Agreement for Mark F. Reed(2)
     10.3       Severance Agreement for Marie A. Rice(2)

                   (continued on following page)

     10.4       Employee Stock Ownership Plan(1)
     10.5       The Albion Banc Corp. 1993 Stock Option and Incentive
                  Plan(3)
     10.6       The Albion Federal Savings and Loan Association Management
                  Recognition Plans(3)
     13         Annual Report to Stockholders
     21         Subsidiaries of the Registrant
     23         Consent of Price Waterhouse LLP
     27         Financial Data Schedule

     (b)        Report on Form 8-K

                No Forms 8-K were filed during the quarter ended December 31, 1996.

________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-60230.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated March 25, 1994.

                                 SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALBION BANC CORP.

Date:  March 28, 1997              By: /s/ Jeffrey S. Rheinwald
                                       --------------------------------
                                       Jeffrey S. Rheinwald
                                        President and Chief
                                        Executive Officer (Duly
                                         Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey S. Rheinwald                     March 28, 1997
    --------------------------------------
    Jeffrey S. Rheinwald
    President and Chief Executive Officer
     (Principal Executive Officer)

By: /s/ Mark F. Reed                             March 28, 1997
    --------------------------------------
    Mark F. Reed
    (Principal Financial and Accounting Officer)

By: /s/ James H. Keeler                          March 28, 1997
    --------------------------------------
    James H. Keeler
    Chairman of the Board

By: /s/ Richard A. Pilon                         March 28, 1997
    --------------------------------------
    Richard A. Pilon
    Director

By: /s/ Dolores L. Giarrizzo                     March 28, 1997
    --------------------------------------
    Dolores L. Giarrizzo
    Director

By: /s/ Robert R. Brown II                       March 28, 1997
    --------------------------------------
    Robert R. Brown II
    Director

By:                                                      , 1997
    --------------------------------------       --------
    Harold P. Kludt
    Director

By: /s/Chriss M. Andrews                         March 28, 1997
    --------------------------------------
    Chriss M. Andrews
    Director

                                  Exhibit 13

                        Annual Report to Stockholders

                            ALBION
                            [Logo] BANC
                            [Logo] CORPORATION

                               1996
                              ------
                              ANNUAL
                              REPORT

                      Business of the Corporation

      Albion Banc Corp. ("Corporation"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Corporation and Albion Federal shall be referred to collectively as the "Company". The Conversion was completed on July 23, 1993. At December 31, 1996, the Corporation had total assets of $64.6 million, total deposits of $48.5 million and stockholders' equity of $5.9 million. The Corporation has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

      Albion Federal was organized in 1934 as a federally chartered mutual savings and loan association and has been a member of the Federal Home Loan Bank ("FHLB") System since 1935. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").



                           TABLE OF CONTENTS



                                                            Page
                                                            ----
           Letter to Shareholders .........................   1
           Selected Consolidated Financial Data............   2
           Management's Discussion and Analysis............   4
           Independent Accountant's Report.................  14
           Consolidated Financial Statements...............  15
           Notes to Consolidated Financial Statements......  19
           Common Stock Information........................  37
           Directors and Officers..........................  38
           Corporate Information/Offices...................  39

Dear Shareholders:

As President of Albion Banc Corp. I am pleased to present the Annual Report to the Shareholders. During the fiscal year 1996, the Holding Company and its subsidiaries, were actively promoting the growth of the company and creating franchise value for the shareholders.

1996 was the first full year of operation in our new branch facility located in the Town of Clarkson. We are pleased that it is in line with projections for growth and deposit mix. As of December 31, 1996, the branch had $11.4 million in total deposits, an increase of $2.7 million from December 31, 1995. More importantly, 40.7% of the branch's total deposits were in low cost transaction accounts as compared to 20.1% at year end 1995. This favorable mix has decreased Albion Federal's overall cost of funds by approximately 20 basis points and has increased our spread with respect to our earning assets. Although it is difficult to specifically measure the increase in loan generation due to the presence of the branch, in 1996 we generated $5.6 million in mortgage and consumer loans in the branch service area as compared to $1.4 million in 1995. It would appear with these significant increases that the opening of the branch has had a favorable impact on our ability to originate loans.

The Company's total assets increased 13.1%, or $7.6 million from $57.0 million at December 31, 1995, to $64.6 million at December 31, 1996. During the same period, total deposits increased to $48.5 million from $46.6 million, an increase of 4.2%, or $1.9 million.

As many of you are aware, insured thrift institutions were assessed a one-time premium to recapitalize the Savings Association Insurance Fund (SAIF), the insurer of our deposits. The cost of this assessment totaled $274,921 which was accounted for as a direct expense and consequently had a significant negative impact on earnings for 1996. The impact of the SAIF assessment is not all negative, as our SAIF insurance premium will decrease going forward. Additionally, management and the Board of Directors elected to substantially increase its reserve for loan losses. This further eroded profits, however it is intended to mitigate the effects of any future loan losses or write-downs.

In spite of a net loss of $4,352, the Board of Directors declared an annual dividend of $.31 per share, to shareholders of record on December 31, 1996. The Directors felt that the dividend is reflective of core earnings, excluding the one-time events which effected earnings in 1996. Also, in August of 1996, the Company completed it's stock repurchase program which began in November of 1995. A total of 13,035 shares were repurchased in an effort to increase the future book value and earnings per share. All shares were purchased at a price of $17.00 per share, or approximately a 26% discount to the book value.

Another meaningful event that occurred in 1996 was the announcement of Marine Midland Bank's intent to acquire First Federal Savings and Loan Association of Rochester. The significance of this announcement is that Marine Midland and First Federal each have a branch office in Brockport, NY and compete directly with our Clarkson branch. We believe that as a result of the apparent consolidation, there will be opportunity to capture additional customers who want to remain with a thrift institution.

From the time of our conversion in 1993, the Board of Directors and management have aspired to build a company that rewards its shareholders through franchise value, earnings and stock appreciation. We believe that we have the products, delivery system and personnel to accomplish those goals in 1997. We acknowledge your support over the past three years while we have been positioning our Company toward the future.



Yours Very Truly,


/s/Jeffrey S. Rheinwald
-----------------------
Jeffrey S. Rheinwald
President

       SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

     On July 23, 1993, Albion Banc Corp. (the "Company"), a Delaware corporation, became the holding company for Albion Federal Savings and Loan Association (the "Association") which is headquartered in Albion, New York. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Association. Since the Company had not commenced operations prior to the mutual to stock conversion of the Association on July 23, 1993, the financial information presented for periods prior to 1993 is that of the Association. This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                                                      At
                                  At December 31,                September 30,
                      -----------------------------------------  -------------
                      1996      1995     1994     1993     1992      1992
                      ----      ----     ----     ----     ----      ----
FINANCIAL CONDITION DATA:                     (In thousands)

Total assets........$64,585   $56,992   $55,334  $50,288  $41,134  $35,775
Loans, net.......... 47,839    44,049    47,010   39,007   27,630   26,672
Mortgage-backed
  securities........  8,075     4,138     3,085    4,035    2,676      838
Cash and due from
  banks, interest-
  bearing deposits
  and investment
  securities........  5,299     5,677     3,240    5,103    7,288    6,974
Deposits............ 48,492    46,559    37,782   35,617   32,212   30,165
Federal Home Loan
  Bank advances.....  9,000     3,000    10,295    7,950    5,000    2,000
Shareholders'
  equity............  5,864     6,089     5,898    5,556    3,078    2,978


                                                      Three
                                                   Months Ended   Year Ended
                         Year Ended December 31,   December 31,  September 30,
                     ----------------------------  ------------  -------------
                     1996    1995    1994    1993      1992          1992
                     ----    ----    ----    ----      ----          ----
OPERATING DATA:                              (In thousands)

Interest income.....$4,446  $4,398  $3,852  $3,348     $810         $3,178
Interest expense.... 2,377   2,482   1,799   1,707      405          1,678
                    ------  ------  ------  ------     ----         ------
Net interest income. 2,069   1,916   2,053   1,641      405          1,500
Provision (benefit)
 for loan losses....   140      36     132     (27)       3             82
                    ------  ------  ------  ------     ----         ------
Net interest income
 after provision
 for loan losses.... 1,929   1,880   1,921   1,668      402          1,418

Noninterest income..   260     197     146     205       39             86
Noninterest expense. 2,231   1,817   1,550   1,366      277            970
                    ------  ------  ------  ------     ----         ------
Income(loss) before
 income taxes, and
 accounting change..   (42)    260     517     507      164            534
(Benefit) provision
 for income taxes...   (38)     79     165     157       64            213
                    ------  ------  ------  ------     ----         ------
Income before
 accounting change..    (4)    181     352     350      100            321
Accounting change...    --      --      --      23       --             --
                    ------  ------  ------  ------     ----         ------
Net (loss) income...$   (4) $  181  $  352  $  373     $100         $  321
                    ======  ======  ======  ======     ====         ======

                                           At December 31,
                             ------------------------------------------
                              1996      1995     1994      1993     1992

OTHER DATA:

Number of:
  Real estate loans
    serviced...............     998       931   1,015       916      821
  Deposit accounts.........   7,320     6,509   4,938     4,502    4,002
  Offices..................       2         2       2         1        1

Per share:
  Book value...............  $23.45    $23.36  $22.62    $21.31       --
  Dividends paid...........     .31       .31     .30        --       --
  Net (loss) income........    (.02)      .71    1.40        --       --


                                                        Three
                                                        Months     Year
                                                        Ended      Ended
                                                       December  September
                            Year Ended December 31,       31,        30,
                         ----------------------------  --------  ---------
                         1996    1995    1994    1993    1993       1992
                         ----    ----    ----    ----    ----       ----
KEY OPERATING RATIOS:

Return on average assets
 (net income divided by
 average assets).......  .0%     .3%     .7%     .8%      1.0%       .9%

Return on average equity
 (net income divided by
 average equity)....... (.1)%   3.0%    6.1%    8.6%     13.2%      11.4%

Average equity to
 average assets........ 9.8%   10.2%   10.8%    9.4%      7.9%       8.2%

Interest rate spread
 (difference between
 average yield on
 interest-earning assets
 and average cost of
 interest- bearing
 liabilities).......... 3.2%    2.9%    3.6%    3.3%      4.0%       4.3%

Net interest margin
 (net interest income
 as a percentage of
 average interest-
 earning assets)....... 3.7%    3.4%    4.0%    3.7%      4.4%       4.6%

Noninterest expense
 to average assets..... 3.7%    3.3%    2.9%    3.0%      2.9%       2.8%

Average interest-
 earning assets to
 average interest-
 bearing liabilities..110.6%  111.1%  112.5%  110.8%    107.5%     105.5%

Allowance for loan
 losses to total
 loans at end of
 period................  .6%     .6%     .5%     .3%       .5%        .5%

Ratio of nonperforming
 assets to total
 assets................  .6%     .6%     .4%     .8%      1.3%       1.1%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS



General

     Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the other sections contained in this Report.

Operating Strategy

      The primary goal of management is to increase the Company's profitability and enhance its capital, while minimizing risk. The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, primarily loans, investments, and mortgage-backed securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. The Company's net income also is affected by the establishment of provisions for loan losses and the level of its other income, including fees on loans sold, deposit service charges, the results of foreclosed real estate activities, gains or losses from the sale of loans, as well as its other expenses and income tax provisions. The Company's results of operations are also significantly affected by local economic and competitive conditions, primarily in the Company's market area of Orleans, western Monroe and Genesee counties of New York state. Changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities all have an impact on the Company's operations. It is management's strategy to strengthen the Company's presence within its primary market area.

Financial Condition

      General. Total assets increased by $7.6 million, or 13.1%, from $57.0 million at December 31, 1995 to $64.6 million at December 31, 1996. This increase was due primarily to increases of $3.8 million in net loans and $3.8 million in investment securities. The increase in loans and investment securities were funded by a $1.9 million increase in deposits and $6.0 million in borrowings from the Federal Home Loan Bank of New York.

      Cash and Cash Equivalents. Cash and cash equivalents decreased by $21,089, or 2.0%, from $1,047,018 at December 31, 1995 to $1,025,929 at
December 31, 1996. Federal Funds sold decreased from $1,350,000 at December 31, 1995 to $1,100,000 at December 31, 1996.

      Investment Securities Available For Sale. The Association's investment securities available for sale decreased $192,100 or 4.6%, from $4.1 million at December 31, 1995 to $3.9 million at December 31, 1996. This decrease was primarily the result of normal amortization in the portfolio.

      Investment Securities Held to Maturity. Investment securities held to maturity increased by $4.0 million, or 122.7%, from $3.3 million at December 31, 1995 to $7.3 million at December 31, 1996. This increase was the result of the purchase of $4.0 in mortgage-backed securities. This increase was primarily the result of management's strategy of leveraged growth.

      Net Loans. The balance of net loans increased $3.8 million, or 8.6%, from $44.0 million at December 31, 1995 to $47.8 million at December 31, 1996. The increase in net loans was the result of increased one-to-four family mortgage loan originations and consumer loan originations, primarily home equity loans. This resulted from an increase in demand for this type of lending, due to favorable interest rates, the active refinance and construction loan market and a strong emphasis on promoting home equity products.

      Premises and Equipment. Premises and equipment decreased $.1 million or 4.4%, from $2.2 million at December 31, 1995 to $2.1 million at December 31, 1996. This decrease is attributable to the normal depreciation of the Company's facility and related equipment.

      Deposits and Borrowings. Deposits increased $1.9 million, or 4.2%, from $46.6 million at December 31, 1995 to $48.5 million at December 31, 1996.
This was attributable primarily to growth at the  Association's branch
facility  in Brockport, NY.   Advances from the FHLB-NY (Federal Home Loan
Bank of New York) and other borrowings increased to $9.3 million as of December 31, 1996. The proceeds were used primarily to fund loan demand and purchase mortgage-backed securities.

      Shareholders' Equity. Shareholders' equity decreased $220,533 or 3.6%, from $6.1 million at December 31, 1995 to $5.9 million at December 31, 1996. This was primarily the result of the common stock repurchase program which reduced equity by $221,595, payment of cash dividends in the amount of $80,000 and the Company's loss of $4,352.

Results of Operations

      The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets (primarily loans ,mortgage-backed securities and investment securities) and interest expense on interest-bearing liabilities ( primarily deposits accounts and borrowings). The Company's net income is also affected by the establishment of provisions for loan losses and the level of its other income, including deposit service charges, as well as its other expenses and income tax provisions.

Fiscal Year Ended December 31, 1996 Compared to December 31, 1995

      Net Income (Loss). The Company reported a net loss of $4,352 for the year ended December 31, 1996 as compared to net income of $180,733 for the year ended December 31, 1995. This loss was primarily the result of the one-time special assessment imposed by the Federal Deposit Insurance Corporation (FDIC) on SAIF-assessable deposits of $274,921 and an increase in the provision for loan losses of $104,239, partially offset by an increase in net interest income of $152,898 and increased noninterest income of $63,213.

      Net Interest Income. Net interest income increased by 152,898, or 8.0%, from $1.9 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. Total interest income increased $48,104 during the same period. Interest and dividends on investments decreased $130,744, or 19.4%, from $675,607 during the year ended December 31, 1995 to $544,863 during the year ended December 31, 1996. This decrease can be attributed to a decline in the average outstanding balance in the portfolio and lower yields. Interest and fees on loans increased $178,848, or 4.8%, during this period primarily from increases in the average outstanding balance of the loan portfolio.

      Total interest expense decreased $104,794 or 4.2%, primarily due to a lower weighted-average rate paid on deposits and a decrease in the average balance outstanding of FHLB-NY advances. The weighted-average rate paid on deposits decreased from 4.80% for 1995 to 4.63% for 1996 as a result of increases in transaction account balances. Interest on advances from the FHLB-NY decreased $186,823 or 43.0%, primarily due to a decrease in the average balance outstanding from $7.8 million in 1995 to $4.4 million in 1996.

      Provision for Loan Losses. The Association's provision for loan losses for the year ended December 31, 1996 was $140,239, a $104,239 increase compared to the same period in 1995. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at December 31, 1996 was $305,900 or
 .64% of total loans, compared to $244,100 or .55% of total loans at December 31, 1995. The increase in the provision between the periods was due primarily to management's quarterly analysis of the Association's loan portfolio, principally driven by deterioration in the credit quality of three participation mortgage loan pools with an outstanding balance of $212,000.

      Noninterest Income. Noninterest income for the year ended December 31, 1996 was $260,131 compared with $196,918 for the year ended December 31, 1995. This increase was attributable primarily to increased fee income from depository transaction accounts, fee income from New Frontier of Albion Corp. and the sale of real estate owned, which resulted in a net gain of $32,100.

      Noninterest Expense. Noninterest expense increased $413,806, or 22.8%, to $2.2 million for the year ended December 31, 1996, from $1.8 million for the year ended December 31, 1995. This increase in noninterest expense resulted primarily from the one-time special assessment of $274,921 imposed by the FDIC on SAIF-assessable deposits. Compensation and employee benefits increased $67,299, or 8.1%, from $831,446 for the year ended 1995 to $898,745 for the year ended 1996 primarily due to inflationary increases in salaries and benefits and the first full year's expense for the Company's internal auditor/compliance officer. Occupancy expenses increased $61,460, or 24.9%, from $246,426 for the year ended December 31, 1995 to $307,886 for the year ended December 31, 1996 primarily due to the operation of the Association's Brockport branch. Federal Deposit Insurance Premiums increased $289,365, or 283.2%, from $102,176 for the year ended December 31, 1995 to $391,541 for the year ended December 31, 1996 primarily due to the special one-time assessment of $274,921 and higher deposit levels. Data processing fees increased $52,256 or 35.1%, from $148,897 for the year ended December 31, 1995 to $201,153 for the year ended December 31, 1996 primarily due to increased transaction volume and other items related to the new branch. Other operating expenses increased $27,455 or 9.1%, from $302,710 to $330,165 during the year ended December 31, 1996. This increase was primarily the result of increased real estate owned expenses. These increases were partially offset by a decrease in professional fees of $84,029 or 45.3%, from $185,457 for the year ended December 31, 1995 to $101,428 for the year ended December 31, 1996. This decrease was primarily the result of decreased legal and consultant fees.

      Income Taxes. The provision (benefit) for income taxes decreased to $(38,049) for the year ended December 31, 1996 from $78,800 for the year ended December 31, 1995 primarily as a result of the operating loss for the year. The (benefit) of $(38,049) represents the reduced future tax liability resulting from the net operating loss and other deferrals.

Fiscal Year Ended December 31, 1995 Compared to December 31, 1994

      Net Income. Net income decreased by $171,364 or 48.7%, to $180,733 for the year ended December 31, 1995 from $352,097 for the year ended December 31, 1994. This decrease was primarily the result of decreased net interest income and increased operating expenses associated with the Brockport branch office.

      Net Interest Income. Net interest income decreased by $136,815, or 6.7%, from $2.1 million for the year ended December 31, 1994 to $1.9 million for the year ended December 31, 1995. Total interest income increased $545,930 during the same period. Interest and dividends on investments increased $238,183, from $437,424 during the year ended December 31, 1994 to $675,607 during the year ended December 31, 1995. This increase can be attributed to an increase in the average outstanding balance in the portfolio and higher yields. Interest and fees on loans increased $307,747, or 9.0%, during this period primarily from increased yields on adjustable rate loans.

      Total interest expense increased $682,745, or 37.9%, primarily due to a higher weighted-average rate paid on deposits and a significant increase in the average balance of deposits outstanding. The weighted-average rate paid on deposits increased from 3.73% for 1994 to 4.80% for 1995 as a result of an increase in market interest rates and a larger average outstanding balance, primarily certificates of deposit. The balance of deposits outstanding increased to $46.6 million at December 31, 1995 from $37.8 million at December 31, 1994. Interest on advances from the FHLB-NY decreased $39,297, or 8.8%, primarily due to a decrease in the average balance outstanding. The balance of FHLB-NY borrowings decreased to $3.0 million at December 31, 1995 from $9.98 million at December 31, 1994.

      The Association's net interest margin decreased from 4.0% for the year
ended December 31, 1994 to   3.4%  for the year ended December 31, 1995.

      Provision for Loan Losses. The Association's provision for loan losses for the year ended December 31, 1995 was $36,000, a $96,038 decrease compared to the same period in 1994. The allowance for loan losses is based on management's quarterly analysis of the loan portfolio including delinquency levels, charge-offs, the estimated value of underlying collateral and an assessment of prevailing and economic conditions. The Association's provision for loan losses decreased between the periods primarily as a result of improved lending policies and practices and a decrease in size of the loan portfolio. Also, the Association's ratio of nonperforming assets to total assets remained low at .56%. The Association's ratio of allowance for loan losses to total loans increased from .5% to .6% during the period.

      Noninterest Income. Noninterest income for the year ended December 31, 1995 was $196,918 compared with $146,461 for the year ended December 31, 1994. This increase was attributable to a greater number of loans sold and therefore an increase in gains on sales of mortgage loans, increased fee income from depository transaction accounts and fee income from the Association's subsidiary company, New Frontier of Albion Corp.

      Noninterest Expense. Noninterest expense increased $267,044, or 17.2%, to $1.8 million for the year ended December 31, 1995 from $1.55 million for the year ended December 31, 1994. Compensation and employee benefits increased $133,062, or 19.1%, from $698,384 for the year ended 1994 to
$831,446 for the year ended 1995.   This increase resulted from a full twelve
(12) month period of employees necessary to staff the Brockport branch of the Association which opened in December 1994, the hiring of an experienced internal auditor/compliance officer as well as inflationary increases in employee salaries and benefits. Occupancy expenses increased $17,248, or 7.5%, from $229,178 for the year ended December 31, 1994 to $246,426 for the year ended December 31, 1995 primarily due to the operation of the Association's Brockport branch. Federal deposit insurance premiums increased $16,540, or 19.3%, from $85,636 for the year ended December 31, 1994 to $102,176 for the year ended December 31, 1995 primarily due to an increase in the deposit insurance premium rate from 23 basis points to 26 basis points and higher deposit levels. Professional fees increased $29,994, or 19.3%, from $155,463 for the year ended December 31, 1994 to $185,457 for the year ended December 31, 1995 primarily due to increased audit and legal fees. Data processing fees increased $38,228, or 34.5%, from $110,669 for the year ended December 31, 1994 to $148,897 for the year ended December 31, 1995 due to increased transaction volume related to growth at the new branch. Other operating expenses increased $31,972, or 11.8%, from $270,738 to $302,710 during the year ended December 31, 1995. This increase was primarily the result of increased advertising expense associated with the Brockport branch office and increased real estate owned expenses.

      Income Taxes. The provision for income taxes decreased to $78,800 for the year ended December 31, 1995 from $164,800 for the year ended December 31, 1994 primarily as a result of decreased taxable income.

Yields Earned and Rates Paid

      The earnings of the Association depend largely on the spread between the yield on interest-earning assets (primarily loans, mortgage-backed securities and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Association's interest-earning assets and interest-bearing liability portfolios.

      The following tables set forth, for the periods indicated, information relating to average balances of consolidated assets and liabilities. These tables reflect the average yields on assets and the average costs of liabilities for the periods indicated (derived by dividing income or expense by the average balance of assets or liabilities, respectively), as well as the "net interest margin" (which reflects the effect of the net earning balance) for the periods shown.








                      (Tables begin on next page)

                                   Year Ended December 31,
                       ---------------------------------------------------
                                 1996                     1995
                       ------------------------  -------------------------
                               Interest                  Interest
                       Average   and     Yield/  Average   and     Yield/
                       Balance Dividends Cost    Balance Dividends Cost
                       ------- --------- ------  ------- --------- ------
                                     (Dollars in thousands)
Interest-earning assets:
 Real estate loans.....$41,867  $3,394   8.11%    $40,184  $3,235   8.05%
 Consumer loans........  5,276     485   9.20       5,140     487   9.47
                       -------  ------   ----     -------  ------   ----
   Total loans......... 47,143   3,879   8.23      45,324   3,722   8.21

 Mortgage-backed
  securities...........  4,137     281   6.79       3,962     259   6.54
 Investment securities.  3,089     183   5.92       3,520     216   6.14
 Daily interest-
  bearing deposits.....     --      --     --          --      --     --
 Other interest-
  earning assets.......  1,339      80   5.97       3,194     201   6.29
                        ------   -----   ----      ------   -----   ----
   Total interest-
    earning assets..... 55,708   4,423   7.94      56,000   4,398   7.85
                        ------   -----   ----      ------   -----   ----
Noninterest-earning assets:
 Office properties and
  equipment, net.......  2,170                      1,263
 Foreclosed real
  estate, net..........    129                         44
 Other noninterest-
  earning assets.......  1,328                      1,380
                       -------                    -------
   Total assets........$59,335                    $58,687
                       =======                    =======
Interest-bearing
 liabilities:
 Passbook accounts.....$12,512  $  383   3.06%    $11,950  $  364   3.05%
 NOW accounts..........  2,667     471    .76       1,978      35   1.77
 Money market accounts.  2,349      72   3.07       2,458      75   3.05
 Certificates of
  deposit.............. 28,484   1,628   5.72      26,220   1,573   6.00
                       -------  ------   ----     -------  ------   ----
   Total deposits...... 46,012   2,130   4.63      42,606   2,047   4.80

 Other interest-
  bearing liabilities..  4,362     248   5.69       7,807     435   5.57
                       -------  ------   ----     -------  ------   ----
   Total interest-
    bearing
    liabilities........ 50,374   2,378   4.72      50,413   2,482   4.92
                       -------  ------   ----     -------  ------   ----
Noninterest-bearing
 liabilities:
 Noninterest-bearing
  deposits.............    796                        754
 Other liabilities.....  2,189                      1,543
                       -------                    -------
   Total liabilities... 53,359                     52,710

 Shareholders' equity..  5,976                      5,977
                       -------                    -------
   Total liabilities
    and shareholders'
    equity.............$59,335                    $58,687
                       =======                    =======
Net interest income....          $2,045                     $1,916
                                 ======                     ======
Interest rate spread...                   3.22%                      2.93%

Contribution of
 interest-free funds...                    .45%                       .49%
                                          ----                       ----

Net interest margin
 on interest-
 earning assets........                   3.67%                      3.42%

Ratio of average
 interest-earning assets
 to average interest-
 bearing liabilities...                 110.59%                    111.08%
_________________

                                 ---------------------------------------
                                          Year Ended December 31,
                                                    1994
                                  --------------------------------------
                                                   Interest   Annualized
                                    Average          and        Yield/
                                   Balance(1)      Dividends     Cost
                                   ----------      ---------  ----------
                                          (Dollars in thousands)
Interest-earning assets:
 Real estate loans................ $38,416          $3,012       7.84%
 Consumer loans...................   4,593             403       8.77
                                   -------          ------       ----
   Total loans....................  43,009           3,415       7.94

 Mortgage-backed securities.......   3,560             173       4.86
 Investment securities............   3,592             231       6.43
 Daily interest-bearing deposits..      --              --         --
 Other interest-earning deposits..     862              33       3.83
                                    ------           -----       ----
   Total interest-earning assets..  51,023           3,852       7.55
                                    ------           -----       -----
Noninterest-earning assets:
 Office properties and equipment,
   net............................     779
 Foreclosed real estate, net......      35
 Other noninterest-earning assets.     974
                                   -------
   Total assets................... $52,811
                                   =======
Interest-bearing liabilities:
 Passbook accounts................ $14,958         $   468       3.13%
 NOW accounts.....................   2,142              45       2.09
 Money market accounts............   3,139              97       3.09
 Certificates of deposit..........  15,982             741       4.64
                                   -------          ------       ----
   Total deposits.................  36,221           1,351       3.73

 Other interest-bearing
   liabilities....................   9,122             448       4.91
                                   -------          ------       ----
   Total interest-bearing
    liabilities...................  45,343           1,799       3.97
                                   -------           -----       ----
Noninterest-bearing liabilities:
 Noninterest-bearing deposits.....     479
 Other liabilities................   1,262
                                   -------
   Total liabilities..............  47,084

 Shareholders' equity.............   5,727
                                   -------
   Total liabilities and
     shareholders' equity......... $52,811
                                   =======
Net interest income...............                  $2,053
                                                    ======
Interest rate spread..............                               3.58%

Contribution of interest-free
  funds...........................                                .44%
                                                               ------
Net interest margin on interest-
 earning assets...................                               4.02%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                             112.53%
------------
(1) Balances represent simple average and are representative of the Association's operations.

Yields Earned and Rates Paid

     The following table sets forth for the periods and at the dates indicated, the average yields earned (based on simple averages) on the Company's assets, the average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.


                                     Years Ended December 31,
                                   -----------------------------
                                   1996        1995         1994
                                   ----        ----         ----
Average yield on loan
  portfolio....................... 8.2%        8.2%         7.9%

Average yield on mortgage-backed
  securities...................... 6.8%        6.5%         4.9%

Average yield on investment
  portfolio....................... 5.9%        6.1%         6.4%

Average yield on all
  interest-earning assets......... 7.9%        7.9%         7.6%

Average cost of
  savings deposits................ 4.6%        4.8%         3.7%

Average cost of Federal Home
  Loan Bank advances and
  other borrowings................ 5.7%        5.6%         4.9%

Average cost of all
  interest-bearing liabilities.... 4.7%        4.9%         4.0%

Interest rate spread (spread
  between average yield on all
  interest-earning assets and
  average cost of all interest-
  bearing liabilities)............ 3.2%        2.9%         3.6%

Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)........ 3.7%        3.4%         4.0%
__________________________
(1) Rates are annualized.

Liquidity and Capital Resources

      The Association's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities, sale of fixed rate mortgage loans and FHLB-NY advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      The primary investing activity of the Association is the origination of mortgage loans. During the three years ended December 31, 1994, 1995 and 1996, the Association's origination of mortgage loans were $12.7 million, $2.5
million and $9.5 million, respectively.   The increase in mortgage loan
originations during 1996 was primarily the result of an increase in the demand for this type of lending, due to favorable interest rates and the active refinance market. Purchases of mortgage-backed securities totaled $0 million, $2.9 million and $5.0 million for the years ending December 31, 1994, 1995 and 1996, respectively. Other investing activities include the purchase of investment securities which totaled $0 during the year ended December 31, 1994, $5.2 million during the year ended December 31, 1995 and $2.1 million for the year ended December 31, 1996. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities, maturities of investment securities and FHLB-NY advances.

      The net cash provided by financing activities for the year ended December 31, 1996 totaled $7.5 million. This resulted from a net increase in time and demand deposits of $1.9 million and net proceeds from FHLB-NY borrowings of $6.0 million.

      The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. The Association's sources of funds include deposits, principal and interest payments from loans and mortgage-backed securities, sale of fixed rate loans, earnings on investments and FHLB-NY borrowings. During fiscal 1994, the Association used its sources of funds primarily to fund loan commitments and pay maturing savings certificates and deposit withdrawals. During 1995, the Association used its sources of funds primarily to reduce FHLB-NY borrowings and fund loan commitments. During 1996, the Association used its sources of funds primarily to fund loan commitments, purchase mortgage-backed securities, pay maturing savings certificates and deposit withdrawals. At December 31, 1996, the Association had approved loan commitments totaling $.7 million, including $.3 million of undisbursed loans in process.

      At December 31, 1996, certificates of deposit amounted to $27.9 million, or 57.5%, of the Association's total deposits, including $18.3 million which are scheduled to mature by December 31, 1997. Historically, the Association has been able to retain a significant share of its deposits as they mature. Also, the opening of Albion Federal's branch facility has enhanced the Company's ability to attract deposits. Deposits at that location totaled $11.4 million at December 31, 1996. Management of the Association believes it has adequate resources to meet all liquidity needs, fund all loan commitments by savings deposits, FHLB-NY advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

      The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Association's average liquidity ratios were 11%, 13% and 9% during the years ended December 31, 1994, 1995 and 1996, respectively. The Association's average short-term liquidity ratios for the same periods were 8%, 8% and 7% respectively. The Association's actual liquidity ratio at December 31, 1996 was 9.2%. The Association consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. The Company does not utilize any off-balance sheet derivative instruments.

      The Association is required to maintain specific amounts of capital pursuant to the OTS regulations. As of December 31, 1996, the Association was in compliance with all the regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 7.8%, 7.8% and 16.0%, respectively. These ratios exceed the minimum capital ratios as required by federal regulations.

Impact of New Accounting Pronouncements and Regulatory Policies

      In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In accordance with SFAS 125, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. As originally issued, SFAS 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defers for one year the effective date for certain provisions of SFAS 125 specifically relating to repurchase agreement, dollar roll, securities lending and similar transactions. All provisions of SFAS 125, as amended by SFAS 127, are to be applied prospectively and earlier or retroactive application is not permitted. Management does not anticipate that adoption of this Statement will have a significant impact on the Company's financial position or results of operations.

Effect of Inflation and Changing Prices

      The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable profitability.

                         3600 Marine Midland Center   Telephone 716 856 4650
                         Buffalo, NY 14203

Price Waterhouse LLP                                  [Logo]


                      Report of Independent Accountants


To the Board of Directors and Shareholders of Albion Banc Corp.


In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Albion Banc Corp. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Buffalo, New York
February 21, 1997

ALBION BANC CORP.
Consolidated Statement of Financial Condition
------------------------------------------------------------------------------

                                                             December 31,
                                                         1996         1995

Assets
Cash and due from banks, including interest-bearing
 accounts of $89,700 and $163,800, respectively      $ 1,025,929  $ 1,047,018
Federal funds sold                                     1,100,000    1,350,000
Investment securities available for sale               3,945,700    4,137,800
Investment securities held to maturity (fair value of
 $7,283,800 and $3,307,900, respectively)              7,302,388    3,279,551
Loans held for sale                                      657,698
Loans receivable, net of allowance for loan losses of
 $305,900 and $244,100, respectively                  47,181,135   44,048,608
Federal Home Loan Bank stock, at cost                    450,000      475,000
Premises and equipment, net                            2,095,528    2,191,147
Other assets                                             826,732      462,378
                                                      ----------  -----------
    Total assets                                     $64,585,110  $56,991,502
                                                     ===========  ===========

Liabilities and Shareholders' Equity
Deposits                                             $48,492,019  $46,559,429
Advances from Federal Home Loan Bank and other
  borrowings                                           9,275,675    3,298,782
Advances from borrowers for taxes and insurance          823,620      968,711
Other liabilities                                        130,209       75,460
                                                     -----------  -----------
    Total liabilities                                 58,721,523   50,902,382
                                                     -----------  -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value - 500,000
  shares authorized, none outstanding
 Common stock, $.01 par value - 3,000,000 shares
  authorized, 263,086 and 260,714 issued,
  respectively                                             2,631        2,607
 Capital surplus                                       2,348,185    2,305,975
 Retained earnings, substantially restricted           3,749,459    3,833,811
 Unearned employee stock ownership plan (ESOP)
  shares                                                 (70,708)     (97,617)
 Unrealized gain on investment securities
  available for sale, net                                 55,615      44,344
 Treasury stock, 13,035 shares, at cost                 (221,595)
                                                     -----------  -----------
    Total shareholders' equity                         5,863,587    6,089,120
                                                     -----------  -----------

   Total liabilities and shareholders' equity        $64,585,110  $56,991,502
                                                     ===========  ===========

    The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
Consolidated Statements of Income
------------------------------------------------------------------------------

                                          Year ended December 31,
                                       1996        1995         1994

Interest income:
  Interest and fees on loans       $ 3,901,270  $ 3,722,422  $ 3,414,675
  Interest and dividends on
    investment securities and
    federal funds sold                 544,863      675,607      437,424
                                    ----------   ----------   ----------
      Total interest income          4,446,133    4,398,029    3,852,099
                                    ----------   ----------   ----------
Interest expense:
  Interest on deposits               2,129,106    2,047,077    1,351,442
  Interest on borrowed funds           248,402      435,225      448,115
                                    ----------   ----------   ----------
      Total interest expense         2,377,508    2,482,302    1,799,557
                                    ----------   ----------   ----------
Net interest income                  2,068,625    1,915,727    2,052,542
Provision for loan losses              140,239       36,000      132,038
                                    ----------   ----------   ----------
      Net interest income
        after provision
        for loan losses              1,928,386    1,879,727    1,920,504
                                    ----------   ----------   ----------
Noninterest income:
  Gain on sale of mortgage loans,
   investment securities available
   for sale and foreclosed real
   estate                               38,031       39,070       21,306
  Other noninterest income             222,100      157,848      125,155
                                    ----------   ----------   ----------
      Total noninterest income         260,131      196,918      146,461
                                    ----------   ----------   ----------
Noninterest expense:
  Salaries and employee benefits       898,745      831,446      698,384
  Occupancy expenses                   307,886      246,426      229,178
  Deposit insurance premiums           391,541      102,176       85,636
  Professional fees                    101,428      185,457      155,463
  Data processing fees                 201,153      148,897      110,669
  Other operating expenses             330,165      302,710      270,738
                                    ----------   ----------   ----------
      Total noninterest expense      2,230,918    1,817,112    1,550,068
                                    ----------   ----------   ----------

(Loss) income before income taxes (42,401) 259,533 516,897 (Benefit) provision for income
   taxes                               (38,049)      78,800      164,800
                                    ----------   ----------   ----------

      Net (loss) income             $   (4,352)  $  180,733   $  352,097
                                    ==========   ==========   ==========

(Loss) earnings per common and
 common equivalent share                $(.02)       $.71         $1.40
                                        =====        ====         =====

            The accompanying notes are an integral part of
               these consolidated financial statements.

ALBION BANC CORP.
Consolidated Statements of Changes in Shareholders' Equity
------------------------------------------------------------------------------
                                                                Unrealized
                                                                 gain on
                                                                investment    Common
                                                       Unearned   securities  stock
                       Common  Capital     Retained      ESOP     available  acquired   Treasury
                       stock   surplus     earnings     shares     for sale   by MRP     Stock     Total

Balance at December
  31, 1993            $2,607  $2,288,573  $3,450,594  $(156,830)           $(29,325)           $5,555,619
Net income                                   352,097                                              352,097
Cash dividends paid
  ($.30 per share)                           (73,509)                                             (73,509)
ESOP shares committed
  to be released                   4,518                 30,130                                    34,648
Amortization of MRP
  stock award                                                                29,325                29,325
                      ------  ----------  ----------  ---------             -------            ----------
Balance at December
  31, 1994             2,607   2,293,091   3,729,182   (126,700)              -0-               5,898,180
Net Income                                   180,733                                              180,733
Cash dividends paid
  ($.31 per share)                           (76,104)                                             (76,104)
ESOP shares committed
  to be released                  12,884                 29,083                                    41,967
Net unrealized appre-
  ciation of invest-
  ment securities
  available for sale                                              $44,344                          44,344
                      ------  ----------  ----------   --------   -------   -------            ----------
Balance at December
  31, 1995             2,607   2,305,975   3,833,811    (97,617)   44,344     -0-               6,089,120
Net loss                                      (4,352)                                              (4,352)
Exercise of stock
  options                 24      23,696                                                           23,720
Cash dividends paid
  ($.31 per share)                           (80,000)                                             (80,000)
ESOP shares committed
  to be released                  18,514                 26,909                                    45,423
Net unrealized appre-
  ciation of invest-
  ment securities
  available for sale                                               11,271                          11,271
Purchase of treasury
  stock                                                                             $(221,595)   (221,595)

                      ------  ----------  ----------   --------   -------   ------- ---------  ----------
Balance at December
  31, 1996            $2,631  $2,348,185  $3,749,459   $(70,708)  $55,615   $ -0-   $(221,595) $5,863,587
                      ======  ==========  ==========   ========   =======   ======= =========  =========
            The accompanying notes are an integral part of these consolidated financial statements.

                                      17

ALBION BANC CORP.
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                             Year ended December 31,
                                          1996        1995         1994

Cash flows from operating activities:
  Net (loss) income                $    (4,352)  $   180,733  $   352,097
  Depreciation, amortization and
    accretion                          142,208        60,072      103,733
  Provision for loan losses            140,239        36,000      132,038
  Provision for losses on foreclosed
    real estate                         41,000        14,546
  Benefit for deferred income taxes    (12,800)      (11,600)      (8,500)
  Net gain on sale of mortgage loans,
    investment securities and
    foreclosed real estate             (38,031)      (39,070)     (21,306)
  MRP and ESOP expense                  45,423        41,967       63,973
  Originations of loans held for
    sale                            (1,116,740)                (1,924,374)
  Proceeds from sale of loans
    held for sale                      464,990                  2,745,386
  Changes in operating assets
    and liabilities -
      (Increase) decrease in other
         assets                       (168,005)        5,269     (138,402)
      Increase (decrease) in other
         liabilities                    54,749       (39,111)     (18,233)
                                   -----------   -----------  -----------
       Net cash (used in) provided
        by operating activities       (451,319)      248,806    1,286,412
                                   -----------   -----------  -----------

Cash flows from investing activities:
  Proceeds from sale of foreclosed
    real estate                        159,537
  Proceeds from sale of investment
    securities available for sale                  1,936,928
  Proceeds from maturities and
    calls of investment securities
    available for sale               1,203,432      2,010,88      932,516
  Proceeds from maturities and
    calls of investment securities
    held to maturity                 2,206,792     2,482,000    2,000,000
  Purchases of investment
    securities available for sale   (1,011,009)   (2,873,862)
  Purchases of investment securities
    held to maturity                (6,193,497)   (5,187,448)
  Net (increase) decrease in loans
    receivable                      (3,632,264)    2,963,578   (8,134,871)
  Redemption (purchase) of Federal
    Home Loan Bank stock                25,000        47,500     (120,000)
  Expenditures for capital assets      (64,278)   (1,321,292)    (449,825)
                                   -----------   -----------  -----------
       Net cash (used in) provided
         by investing activities    (7,306,287)       58,292   (5,772,180)
                                   -----------   -----------  -----------
Cash flows from financing activities:
  Net increase (decrease) in savings,
    NOW, money market and non-
    interest-bearing deposits        4,067,121    (3,433,884)  (1,433,247)
  Net (decrease) increase in time
    deposits                        (2,134,531)   12,211,275    3,598,682
  Proceeds from Federal Home Loan
    Bank and other borrowings        9,500,000                  4,295,000
  Payments on advances from Federal
    Home Loan Bank and other
    borrowings                      (3,523,107)   (6,676,218)  (1,950,000)
  Proceeds from exercise of
    stock options                       23,720
  Dividends paid                       (80,000)      (76,104)     (73,509)
  Net (decrease) increase in
    advances from borrowers for
    taxes and insurance               (145,091)     (595,410)     210,668
  Purchase of treasury stock          (221,595)
                                   -----------   -----------  -----------
       Net cash provided by
         financing activities        7,486,517     1,429,659    4,647,594
                                   -----------   -----------  -----------
Net (decrease) increase in cash
  and cash equivalents                (271,089)    1,736,757      161,826
Cash and cash equivalents at
  beginning of year                  2,397,018       660,261      498,435
                                   -----------   -----------  -----------
Cash and cash equivalents at
  end of year                      $ 2,125,929   $ 2,397,018  $   660,261
                                   ===========   ===========  ===========
Cash paid during the year for:
  Interest                         $ 2,307,861   $ 2,527,052  $ 1,788,648
  Income taxes                     $    46,000   $    97,363  $   187,500


           The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
Notes to Consolidated Financial Statements
December 31, 1996
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of operations

On July 23, 1993, Albion Banc Corp. (the "Holding Company" or the "Company") became the holding company for Albion Federal Savings and Loan Association (the "Association"), which is headquartered in Albion, New York. Through the Association, the Company is engaged primarily in the business of retail banking in Western New York. Additionally, the Association offers nontraditional deposit products, such as annuities and mutual funds, through a subsidiary, New Frontier of Albion Corp. ("New Frontier").

Basis of presentation

The consolidated financial statements include the accounts of the Company, the Association and New Frontier. All significant intercompany accounts and transactions have been eliminated.

The accounting principles of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year balances have been reclassified to conform with current year presentation.

Investment securities

Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Unrealized gains or losses related to securities available for sale are reflected in a separate component of shareholders' equity, net of applicable income taxes.

During 1995, securities with an amortized cost basis of approximately $4,061,400 were reclassified from held to maturity to available for sale as permitted by the Financial Accounting Standards Board (FASB). This transfer resulted in an unrealized gain of approximately $76,000. Other than this transaction, no securities have been transferred between the available for sale and held to maturity categories or sold from the held to maturity category.

Interest income includes interest earned on the securities and the respective amortization of premium or accretion of discount. Amortization or accretion is computed using the straight-line method which approximates the interest method. Sales of securities and related gains are determined using the specific identification method.

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans receivable

Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is recognized on an accrual basis, calculated using the level yield interest method.

The allowance for possible loan losses is maintained at a level which, in the opinion of management, is considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions, the estimated value of collateral and other relevant factors.

The allowance for possible loan losses is established through charges to earnings in the form of a provision for loan loss. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition." Under these Standards, a loan is considered impaired, based on current information and events, when it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (generally within 90 days). Accordingly, the Company measures all nonaccrual and restructured commercial real estate and commercial loans individually, based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. The Standards do not apply to large groups of small balance, homogeneous loans such as consumer installment and residential real estate loans, that are collectively evaluated for impairment based upon historical statistics. The effect of implementation was not material.

Income recognition on impaired and nonaccrual loans

Loans, including impaired loans, are placed on a nonaccrual status in accordance with policies established by management. Loans, other than consumer loans, are generally transferred to nonaccrual status when principal or interest payments become 90 days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period. Past due consumer loans are generally fully reserved or charged-off when they reach a 120 day delinquency status. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are collectible and there has been a sustained period of repayment performance in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Premises and equipment

Land is carried at cost. Company premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, generally ranging from three to forty years.

Income taxes

The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowances, for deductible temporary differences and net operating loss and tax credit carryforwards.

Earnings (loss) per share

Earnings (loss) per share is determined by dividing income (loss) for the year by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents; whereas, ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings (loss) per share. For periods in which such common stock equivalents would be antidilutive, they are excluded from the computation.
The weighted average number of shares used in the computation of earnings
(loss) per share for 1996, 1995 and 1994 was 250,271, 256,320 and 252,318,
respectively. There is no material difference between primary and fully diluted earnings (loss) per share.

Statement of cash flows

For purposes of the statement of cash flows, the Company defines cash and cash equivalents as cash and due from banks and federal funds sold.

New accounting standards

In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." In accordance with SFAS 125, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. As originally issued, SFAS 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defers for one year the effective date for certain provisions of SFAS 125 specifically relating to repurchase agreement, dollar roll, securities lending and similar transactions. All provisions of SFAS 125, as amended by SFAS 127, are to be applied prospectively, and earlier or retroactive application is not permitted. Management does not anticipate that adoption of this Standard will have a significant impact on the Company's financial position or results of operations.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                            December 31, 1996
                            ------------------------------------------------
                                           Gross         Gross     Estimated
                             Amortized   unrealized    unrealized    fair
                               cost        gains        losses      value

Mortgage-backed securities  $3,850,505    $ 95,874      $ (679)   $3,945,700
                            ==========    ========      ======    ==========

                                            December 31, 1995
                            ------------------------------------------------
                                           Gross         Gross     Estimated
                             Amortized   unrealized    unrealized    fair
                               cost        gains        losses      value

Mortgage-backed securities  $4,061,370    $ 79,386     $(2,956)   $4,137,800
                            ==========    ========      ======    ==========

The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                            December 31, 1996
                            ------------------------------------------------
                                           Gross         Gross     Estimated
                             Amortized   unrealized    unrealized    fair
                               cost        gains        losses      value

U. S. Treasury securities   $2,872,670    $ 2,507     $    (77)   $2,875,100

State and political
  subdivision securities       200,218      1,182                    201,400

Mortgage-backed securities   4,129,590                 (22,990)    4,106,600

Corporate obligations           99,910        790                    100,700
                            ----------    -------     --------    ----------

    Total                   $7,302,388    $ 4,479     $(23,067)   $7,283,800
                            ==========    =======     ========    ==========

                                            December 31, 1995
                            ------------------------------------------------
                                           Gross         Gross     Estimated
                             Amortized   unrealized    unrealized    fair
                               cost        gains        losses      value

U. S. Treasury securities   $2,286,858    $13,442     $    -0-    $2,300,300

State and political
  subdivision securities       391,443      5,157                    396,600

Corporate obligations          601,250      9,750                    611,000
                            ----------    -------     --------    ----------
    Total                   $3,279,551    $28,349     $    -0-    $3,307,900
                            ==========    =======     ========    ==========

The fair values of investment securities are estimated utilizing independent pricing services and are based on available market data.

The amortized cost and estimated fair value by contractual maturity of investment securities at December 31, 1996 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                               Available for sale       Held to maturity
                                          Estimated                Estimated
                             Amortized      fair      Amortized      fair
                               cost        value        cost        value

Due in one year or less                              $3,172,798  $3,177,200
Due after five years
  through ten years         $   88,478  $   87,800
Due after ten years          3,762,027   3,857,900    4,129,590   4,106,600
                            ----------  ----------   ----------  ----------
                            $3,850,505  $3,945,700   $7,302,388  $7,283,800
                            ==========  ==========   ==========  ==========
                                      23

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                       December 31,
                                                 1996             1995

Real estate loans:
 Secured by one to four family residences     $38,734,967      $36,122,461
 Secured by other properties                    2,234,372        2,594,168
 Construction loans                               578,318          651,649
                                              -----------      -----------
                                               41,547,657       39,368,278
                                              -----------      -----------
Other loans:
 Automobile loans                                 129,271          228,544
 Home improvement loans                         4,959,798        3,996,860
 Other                                          1,106,331        1,187,811
                                              -----------      -----------
                                                6,195,400        5,413,215
                                              -----------      -----------
Undisbursed portion of loans                     (278,927)        (487,913)
Net deferred loan origination costs (fees)         22,905             (872)
Allowance for loan losses                        (305,900)        (244,100)
                                              -----------      -----------
                                                 (561,922)        (732,885)
                                              -----------      -----------
                                              $47,181,135      $44,048,608
                                              ===========      ===========

The balance of nonaccrual loans at December 31, 1996 and 1995 was $251,500 and $321,700, respectively. The balance of impaired loans at December 31, 1996 and 1995 was $- 0 - and $69,500, respectively. The allowance recorded against the balance of impaired loans at December 31, 1996 and 1995 was $- 0 - and $6,950, respectively. The average balance of impaired loans during 1996 and 1995 was $52,100 and $69,500, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

At December 31, 1996, the carrying value and market value of loans pledged as collateral for advances from the Federal Home Loan Bank of New York was $9,817,940, and $9,900,000, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses is as follows:

                                                   December 31,
                                            1996       1995       1994

Balance at beginning of period          $ 244,100   $ 224,000  $ 104,100
 Provision expense                        140,239      36,000    132,038
 Net charge-offs                          (78,439)    (15,900)   (12,138)
                                        ---------   ---------  ---------
Balance at end of period                $ 305,900   $ 244,100  $ 224,000
                                        =========   =========  =========

NOTE 5 - LOAN SERVICING

Loans serviced for others, amounting to approximately $11,079,500 and $12,048,300 at December 31, 1996 and 1995, respectively, are not included in the statement of financial condition. Custodial escrow balances maintained in connection with loans serviced for others were approximately $196,600 and $241,800 at December 31, 1996 and 1995, respectively.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment, net of accumulated depreciation and amortization, consist of the following:

                                                   December 31,
                                                1996           1995

Land                                        $  350,642      $  350,642
Premises                                     1,727,760       1,682,514
Furniture, fixtures and equipment              918,380         898,864
                                            ----------      ----------
                                             2,996,782       2,932,020
   Less - Accumulated depreciation            (901,254)       (740,873)
                                            ----------      ----------
                                            $2,095,528      $2,191,147
                                            ==========      ==========

Depreciation expense on premises and equipment was: $158,900, $104,300 and $60,400 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 - DEPOSITS

Deposits were comprised of the following:

                                              December 31,
                              ----------------------------------------
                                      1996                  1995
                                            Per                   Per
                                Amount      cent      Amount      cent

Noninterest bearing deposits $ 1,584,823    3.3%   $ 1,086,601    2.3%
Savings deposits              12,889,380   26.6     11,223,541   24.1
Negotiable order of with-
  drawal deposits              2,615,737    5.4      2,007,755    4.3
Money market deposits          3,544,009    7.3      2,248,931    4.8
                             -----------  -----    -----------  -----
                              20,633,949   42.6     16,566,828   35.5
                             -----------  -----    -----------  -----
Certificates of deposit:
 4.00% and less                  472,108    1.0        269,677     .6
 4.01% - 6.00%                22,852,167   47.1     16,643,907   35.8
 6.01% - 8.00%                 4,518,302    9.3     13,064,645   28.1
 8.01% and greater                15,493    0.0         14,372    0.0
                             -----------  -----    -----------  -----
                              27,858,070   57.4     29,992,601   64.5
                             -----------  -----    -----------  -----
                             $48,492,019  100.0%   $46,559,429  100.0%
                             ===========  =====    ===========  =====

The weighted average interest rates paid on total deposits were 4.4% and 4.8% at December 31, 1996 and 1995, respectively.

At December 31, 1996, certificates of deposit have scheduled maturity dates as follows:

                                                                         There-
                    1997       1998       1999       2000       2001     after        Total

4.00% or less  $   472,108                                                        $   472,108
4.01% - 6.00%   16,314,376  $3,476,736  $1,874,431  $594,412  $571,165  $ 21,047    2,852,167
6.01% - 8.00%    1,502,392     553,201   1,894,162   297,778     7,161   263,608    4,518,302
8.01% and
  greater                        8,712       6,781                                     15,493
               -----------  ----------  ----------  --------  --------  --------  -----------
  Total        $18,288,876  $4,038,649  $3,775,374  $892,190  $578,326  $284,655  $27,858,070
               ===========  ==========  ==========  ========  ========  ========  ===========

At December 31, 1996, certificates of deposit in amounts of $100,000 or more have the following scheduled time remaining until maturity:

    Three months or less                          $ 1,468,792
    Over three through six months                     759,910
    Over six through twelve months                    108,034
    Over twelve months                                460,176
                                                  -----------

                                                  $ 2,796,912
                                                  ===========

Interest expense on deposits is as follows:

                                         Year ended December 31,
                                       1996         1995        1994

Savings deposits                  $  382,701   $  364,458   $  467,529
Negotiable order of withdrawal
  deposits                            47,091       34,748       44,754
Money market deposits                 72,388       74,561       96,870
Certificates of deposit            1,626,926    1,573,310      742,289
                                  ----------   ----------   ----------
                                  $2,129,106   $2,047,077   $1,351,442
                                  ==========   ==========   ==========

NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

At December 31, 1996 and 1995, the Company had advances, secured by residential real estate loans, from the Federal Home Loan Bank of New York of $9,000,000 and $3,000,000, respectively. The borrowings outstanding at December 31, 1996 had fixed and variable rates of interest ranging from 4.85% to 6.28%, with a weighted average interest rate of 5.93%, and mature at various dates through 2000. The borrowings outstanding at December 31, 1995 had fixed and variable rates of interest ranging from 4.90% to 5.20%, with a weighted average interest rate of 5.10%. Required principal repayments at December 31, 1996 are as follows: $6,000,000 in 1997 and $1,000,000 in 1998,
1999 and 2000. At December 31, 1996, the Company had an available line of credit with the Federal Home Loan Bank of New York of $5,589,500. There are no commitment fees associated with this line. There were no outstanding borrowings against this line at December 31, 1996 and maximum borrowings outstanding against this line during the year ended December 31, 1996 were $500,000.
                                      26

At December 31, 1996 and 1995, the Company had $275,675 and $298,782, respectively, outstanding on a loan used for construction of a branch office. The loan has a fixed rate of interest of 8.5% and requires monthly payments of principal and interest through 2001. At December 31, 1996, principal payments of $23,000, $81,200, $88,400, $42,200 and $40,900 are required in 1997, 1998,
1999, 2000 and 2001, respectively.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering substantially all employees which provides for a salary deferral arrangement, pursuant to
Section 401(k) of the Internal Revenue Code, as contributions to a savings plan. The plan provides for an annual contribution by the Company of 5% of an employee's base salary. In addition, the Company contributes to the plan one-half of every dollar contributed by an employee up to an additional 4% of an employee's base salary. The amounts charged to expense related to this plan were approximately $33,500, $27,700 and $28,500 for the years ended December 31, 1996, 1995 and 1994, respectively.

During 1993, the Company established an internally leveraged employee stock ownership plan that covers all employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21.
The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants in proportion to their compensation relative to total compensation of all active participants.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."
Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $45,400, $42,000 and $34,600 during 1996, 1995 and 1994, respectively.

A summary of ESOP shares is as follows:

                                                 December 31,
                                           1996              1995

   Shares released for allocation and
     allocated                            11,178             8,487
   Unreleased shares                       7,071             9,762
                                        --------          --------

        Total ESOP shares                 18,249            18,249
                                        ========          ========

   Fair value of unreleased shares      $118,439          $161,073
                                        ========          ========

7,820 shares of the Company's common stock in the conversion, all of which were awarded. The directors' MRP, which acquired 3,910 shares, became fully vested on January 1, 1994, while the officers' MRP, which also acquired 3,910 shares, became fully vested on the anniversary date of the conversion. The value of the common stock contributed to the MRPs was amortized to compensation expense as the shares became vested. During 1994, $29,300 was amortized to expense.

NOTE 10 - INCOME TAXES

The Company and the Association file consolidated federal and combined state and local tax returns on a calendar year basis.

For the tax years prior to 1996 under the Internal Revenue Code, a special bad debt deduction for additions to the Company's tax bad debt reserves was allowed. Recently enacted federal legislation eliminated this reserve method. For tax years beginning after January 1, 1996, the Company is only permitted to take deductions for bad debts for federal tax purposes on the basis of actual loan charge-off activity (specific charge-offs). This legislation also requires that the Company recapture into taxable income the portion of existing tax bad debt reserves created in the years beginning after December 31, 1987 over a six-year period. The amount of such reserve subject to recapture at December 31, 1996 is approximately $5,000.

Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a Company charter. Management has no intention of taking any such actions.

At December 31, 1996, the Company's total pre-1988 tax bad debt reserve was approximately $828,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company's loss history ("Experience Method") or a statutory percentage equal to 32% of the Company's New York State taxable income. The Company used the specific charge-off method in 1996 and expects to use the percentage method in 1997.

The components of the (benefit) provision for income taxes are as follows:

                                                  December 31,
                                         1996        1995        1994
Current:
 Federal                             $ (25,499)   $ 84,400     $163,600
 State                                     250       6,000        9,700

                                       (25,249)     90,400      173,300
Deferred                               (12,800)    (11,600)      (8,500)
                                     ---------    --------     --------
                                     $ (38,049)   $ 78,800     $164,800
                                     =========    ========     ========

Under the 1993 Stock Option and Incentive Plan (Stock Option Plan) 26,070 shares of common stock were reserved for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors (the "Committee"). Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options. Options granted to non-employee directors will constitute non-incentive stock options.

With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options are immediately exercisable and expire no later than ten years from the date of grant.

Beginning in 1996, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.38%; an expected life of six years; expected volatility of 31.33%; and an expected dividend yield of 1.77%. The Company did not recognize any compensation cost associated with the granting of options during 1996. Had the Company recognized compensation cost associated with these options, net loss and loss per share would have been $26,729 and $.11, respectively.

A summary of the status of the Company's stock option plan as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is as follows:

                            1996               1995               1994
                     -----------------   ----------------   ----------------
                              Weighted           Weighted           Weighted
                              average            average            average
                              exercise           exercise           exercise
                     Shares    price     Shares   price     Shares    price

Outstanding at
  beginning of year  15,511   $  10      17,701  $  10      18,249  $  10
    Granted           3,535      17
    Exercised        (2,372)     10
    Forfeited                            (2,190)    10        (548)    10
                     ------   -----      ------  -----      ------  -----

Outstanding and
  exercisable at
  end of year        16,674   $  12      15,511  $  10      17,701  $  10
                     ======   =====      ======  =====      ======  =====

Fair value of
  options granted
  during the year    $ 6.33
                     ======

At December 31, 1996, there are 8,029 options outstanding with an exercise price of $10 and a remaining contractual life of seven years, and 3,535 options outstanding with an exercise price of $17 and a remaining contractual life of ten years. Additionally, at December 31, 1996, there were 7,024 shares available for future grant.

In conjunction with the conversion from a mutual savings and loan association to a federally chartered stock savings and loan association during 1993, two Management Recognition Plans ("MRPs") were adopted to provide officers and directors with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The MRPs were managed by trustees comprised of directors of the Company. Collectively, the trustees acquired

A summary of deferred income taxes is as follows:

                                                   December 31,
                                              1996             1995

Deferred income tax assets:
 Allowance for loan losses                 $ 106,000       $  68,700
 Other                                        44,500          12,000
                                           ---------       ---------
                                           $ 150,500       $  80,700
                                           =========       =========
Deferred income tax liabilities:
 Depreciation                              $ (85,000)      $ (45,000)
 Unrealized gain on investment securities    (38,000)        (30,500)
 Deferred loan origination fees and costs     (9,000)
 Other                                        (8,000)
                                           ---------       ---------
                                            (140,000)        (75,500)
                                           ---------       ---------
Net deferred income tax asset              $  10,500       $   5,200
                                           =========       =========

In the Company's opinion, the net deferred income tax asset is fully realizable. Accordingly, no valuation allowance has been provided.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

                                       Year ended December 31,
                                1996             1995             1994
                           --------------   --------------   --------------
                                    Per              Per              Per
                                    cent             cent             cent
                                     of               of               of
                                   pretax           pretax           pretax
                           Amount  income   Amount  income   Amount  income

Expected tax at federal
 statutory rate          $(14,416) (34.0)% $88,200   34.0%  $175,700  34.0%

Increases (decreases)
 resulting from:
  State franchise
   taxes, less appli-
   cable federal income
   tax benefit            (18,975) (44.7)   10,200    3.9     14,600   2.8

  Tax exempt interest on
   investments in state
    and political sub-
    division securities    (4,866) (11.5)   (7,900)  (3.0)   (12,000) (2.3)

  Book bad debt deduction
   less than tax                           (17,700)  (6.8)   (17,700) (3.4)

  Other, net                  208     .5     6,000    2.3      4,200    .8
                         --------  -----   -------   ----    -------  ----

(Benefit) provision for
  income taxes           $(38,049) (89.7)% $78,800   30.4%   $164,800 31.9%
                         ========  =====   =======   ====    ======== ====

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain executive officers, directors, principal shareholders and companies in which such individuals have 10% or more ownership (related parties) are engaged in transactions with the Company in the ordinary course of business. It is the Company's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to such related parties is as follows:

                                                          Year ended
                                                          December 31,
                                                     1996          1995

Balance of loans outstanding at beginning
  of year                                         $ 364,601      $ 383,277
New originations and increases in existing
  loans                                              38,046

Principal repayments                                (30,997)       (18,676)
                                                  ---------      ---------
Balance of loans outstanding at end of year       $ 371,650      $ 364,601
                                                  =========      =========

At December 31, 1996, there were approximately $438,900 in deposits from such related parties.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
CONCENTRATIONS OF CREDIT RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the statement of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 1996. The Company does not utilize off-balance sheet derivative instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of off-balance sheet instruments through credit approvals, limits and monitoring procedures, and management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.

Commitments to extend credit, which generally have a sixty-day expiration date or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1996, the Company's total commitments to extend credit approximated $413,100, which included fixed rate commitments of $341,700. All outstanding loan commitments are scheduled to be disbursed within sixty days. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

The Company has identified certain credit risk concentrations in relation to its on- and off-balance sheet financial instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. A credit risk concentration results when the Company has a significant credit exposure to an individual or a group engaged in similar activities or affected similarly by economic conditions.

The Company's customers are located primarily in Western Monroe County and Orleans County in New York State. As Note 3 to these financial statements indicates, the majority of the Company's loan portfolio relates to loans secured by first mortgages on real estate.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation and investigations of a routine nature which are being defended and handled in the ordinary course of business. These matters are not considered significant to the Company's financial condition or results of operations.

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

For these short-term instruments, the carrying amount represents an estimate of fair value.

Loan receivables

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit liabilities

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The estimated fair value of financial commitments was not significant.

The estimated fair values of the Company's financial instruments are as follows:

                         December 31, 1996        December 31, 1995
                        Carrying      Fair       Carrying       Fair
                         amount       value       amount        value

Financial assets:
  Cash and cash
    equivalents       $ 2,125,929  $ 2,125,929  $ 2,397,018  $ 2,397,018
  Investment
    securities         11,248,088   11,229,500    7,417,351    7,446,000
  Loans held for
    sale and loans
    receivable, net
    of allowance
    for possible
    loan losses        47,838,833   48,002,000   44,048,608   44,528,000
  Federal Home Loan
    Bank stock            450,000      450,000      475,000      475,000

Financial liabilities:
  Deposits             48,492,019   48,658,000   46,559,429   46,795,000
  Advances from the
    Federal Home Loan
      Bank              9,000,000    9,020,000    3,000,000    2,998,000
  Other borrowings        275,675      258,000      298,782      289,000


NOTE 15 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and tangible capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1996, that the Association meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category.

The Association's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                To Be Well
                                                             Capitalized Under
                                             For Capital     Prompt Corrective
                               Actual     Adequacy Purposes  Action Provisions
                           Amount  Ratio  > Amount  > Ratio  > Amount  > Ratio
                                          -         -        -         -
As of December 31, 1996:
  Total capital (to risk-
   weighted assets)       $5,166   16.0%   $2,585    8.0%    $3,231     10.0%
  Tier I capital (to
   risk-weighted assets)   4,957   15.3     1,292    4.0      1,938      6.0
  Tier I capital (to ad-
   justed total assets)    4,957    7.8     1,919    3.0      3,198      5.0
  Tangible capital (to
   adjusted total assets)  4,957    7.8       959    1.5       N/A       N/A

As of December 31, 1995:
  Total capital (to risk-
   weighted assets)        5,215   17.4     2,400    8.0      3,000     10.0
  Tier I capital (to
   risk-weighted assets)   4,971   16.6     1,200    4.0      1,800      6.0
  Tier I capital (to ad-
   justed total assets)    4,971    8.9     1,684    3.0      2,807      5.0
  Tangible capital (to
   adjusted total assets)  4,971    8.9       842    1.5       N/A       N/A


The Association's capital exceeds all of the fully phased-in capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989. OTS regulations provide that an association that exceeds all fully phased-in capital requirements before and after a proposed capital distribution can, after prior notice but without the approval by the OTS, make capital distributions during the calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income during the most recent four-quarter period. Any additional capital distributions require prior regulatory approval.

At the time of conversion from a mutual savings and loan association to a federally chartered stock savings and loan association during 1993, the Association established a liquidation account in an amount of $3,077,944 for the benefit of eligible account holders who continue to maintain their accounts at the Association subsequent to the conversion. The liquidation account is reduced annually to the extent the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. Subsequent to the conversion, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause shareholders equity to be reduced below the balance of the liquidation account or if such declaration and payments would otherwise violate regulatory requirements.

The Company is subject to the restrictions of Delaware law, which generally limits dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

On July 19, 1995, the Association entered into a Supervisory Agreement with the OTS. The agreement requires the Company to develop policies and procedures primarily relating to its internal operations.
                                      34

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

The following condensed statement of financial condition and condensed statements of operations and of cash flows for Albion Banc Corp. should be read in conjunction with the consolidated financial statements and notes thereto.

                     Condensed Statement of Condition

                                                    December 31,
                                             1996               1995

Assets
 Cash                                  $   194,853          $   113,963
 Investment securities held to
   maturity (fair value of $585,000
   and $779,800, respectively)             584,667              779,818
 Investment in subsidiary                4,898,877            4,923,240
 Loan to ESOP                               78,210              104,280
 Other loan receivable                                          120,182
 Other assets                                3,115                  317
                                       -----------          -----------
    Total assets                       $ 5,759,722          $ 6,041,800
                                       ===========          ===========

Liabilities and Shareholders' Equity
 Accrued liabilities                   $       149

Shareholders' equity
 Common stock                                2,631          $     2,607
 Capital surplus                         2,229,078            2,205,382
 Retained earnings                       3,749,459            3,833,811
 Treasury stock, 13,035 shares, at cost   (221,595)
                                       -----------          -----------

    Total liabilities and
      shareholders' equity             $ 5,759,722          $ 6,041,800
                                       ===========          ===========

                Condensed Statement of Operations

                                             Year ended December 31,
                                           1996       1995    1994

Equity in undistributed (loss)
  earnings of subsidiary               $ (24,363)  $ 98,788  $283,567
Dividends received - Albion Federal
  Savings and Loan Association                       76,104    73,509
Interest and fees on loans                 8,286     10,564     6,952
Interest and dividends on investment
  securities                              38,501     11,858
Other operating expenses                 (26,776)   (16,581)  (11,931)
                                       ---------   --------  --------

    Net income                         $  (4,352)  $180,733  $352,097
                                       =========   ========  ========
                                      35

                 Condensed Statement of Cash Flows

                                           Year ended December 31,
                                         1996        1995       1994

Cash flows from operating
 activities:
  Net (loss) income                  $  (4,352)  $  180,733  $  352,097
 Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities -
     Accretion of bond discount        (38,483)

     Equity in loss (income) of
       subsidiary                       24,363     (174,892)   (357,076)
     (Increase) decrease in other
       assets                           (2,798)        (317)      4,562
     Increase (decrease) in accrued
       liabilities                         149      (18,753)      6,679
                                     ---------   ----------  ----------

           Net cash (used in)
           provided by
           operating activities        (21,121)     (13,229)      6,262
                                     ---------   ----------  ----------

Cash flows from investing activities:
 Dividends received - Albion Federal
   Savings and Loan Association         76,104       73,509
 Proceeds from repayment of ESOP loan   34,673       37,476      52,140
 Proceeds from maturities of invest-
   ment securities held to maturity  1,500,000      900,000
 Purchases of investment securities
   held to maturity                 (1,274,969)  (1,671,312)
 Net decrease (increase) in loans
   receivable                          120,182     (120,182)
                                     ---------   ----------  ----------
          Net cash provided by
          (used in) investing
          activities                   379,886     (777,914)    125,649
                                     ---------   ----------  ----------

Cash flows from financing activities:
 Proceeds from exercise of stock
   options                              23,720
 Dividends paid                        (80,000)     (76,104)    (73,509)
 Purchase of treasury stock           (221,595)
                                     ---------   ----------  ----------
          Net cash used in
          financing activities        (277,875)     (76,104)    (73,509)
                                     ---------   ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                       80,890     (867,247)     58,402

Cash and cash equivalents at
 beginning of year                     113,963      981,210     922,808
                                     ---------   ----------  ----------
Cash and cash equivalents at
 end of year                         $ 194,853   $  113,963  $  981,210
                                     =========    ==========  ==========

                       COMMON STOCK INFORMATION

      The common stock of Albion Banc Corp. is traded on the Nasdaq Small Cap Market under the symbol "ALBC". As of March 1, 1997, there were 420 stockholders of record. Under Federal regulations, the dollar amount of dividends a federal savings association may pay is dependent upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.
However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Association's Plan of Conversion. Albion Federal is subject to these requirements and regulations. There are also certain dividend limitations applicable to the Corporation under Delaware law. The Company's common stock closed at $17.125 on March 1, 1997.

      The following table sets forth market price and dividend information for the Corporation's Common Stock for the years 1996 and 1995.


           Fiscal 1996     High     Low      Close    Dividend
           -------------   ------   ------   ------   --------

           First Quarter   $18.00   $16.50   $16.50    $.31

           Second Quarter  $18.50   $16.625  $16.75      --

           Third Quarter   $17.50   $16.50   $16.50      --

           Fourth Quarter  $18.25   $16.75   $16.75      --


           Fiscal 1995     High     Low      Close    Dividend
           -------------   -------  ------   -------  ---------

           First Quarter   $13.375  $12.25   $13.375   $.31

           Second Quarter  $15.50   $12.25   $15.50      --

           Third Quarter   $18.25   $14.75   $16.50      --

           Fourth Quarter  $18.75   $16.50   $16.50      --

                        DIRECTORS AND OFFICERS


ALBION BANC CORP.                             ALBION FEDERAL SAVINGS
                                              AND LOAN ASSOCIATION

DIRECTORS:                                    DIRECTORS:

James H. Keeler                               James H. Keeler
 Chairman of the Board of the Corporation      Chairman of the Board of the
 and President, Chief Executive Officer        Association and President,
 and majority shareholder of Keeler            Chief Executive Officer and
 Construction Co., Inc.                        majority shareholder of Keeler
                                               Construction Co., Inc.

Richard A. Pilon                              Richard A. Pilon
 Vice Chairman of the Board of the             Vice Chairman of the Board of
 Corporation, President, Treasurer and         the Association, President,
 a majority stockholder of Dale's Plaza,       Treasurer and a majority
 Inc. and Secretary and Treasurer of           stockholder of Dale's Plaza,
 Dale & Son Supermarket, Inc. (DBA Jubilee     Inc. and Secretary and
 Foods).                                       Treasurer of Dale & Son
                                               Supermarket, Inc. (DBA Jubilee
                                               Foods).

Dolores L. Giarrizzo                          Dolores L. Giarrizzo
 Retired, Prior to that, associated with       Retired, Prior to that,
 Agway, Inc.                                   associated with
                                               Agway, Inc.

Robert R. Brown II                            Robert R. Brown II
 Self-employed and Vice President              Self-employed and Vice
 of Orchard Dale Fruit Farms, Inc.             President of Orchard Dale Fruit
                                               Farms, Inc.

Harold M. Kludt                               Harold M. Kludt
 Partner and part owner Kludt Bros., Inc.      Partner and part owner Kludt
                                               Bros., Inc.

Chriss M. Andrews                             Chriss M. Andrews
 Owner and President of Barclay & Fowler       Owner and President of Barclay
 Oil Corp.                                     & Fowler Oil Corp.


OFFICERS:                                     OFFICERS:

Jeffrey S. Rheinwald                          Jeffrey S. Rheinwald
President and C.E.O.                          President and C.E.O.

Mark F. Reed                                  Mark F. Reed
Vice President/Treasurer and C.F.O.           Vice President/Treasurer and
                                              C.F.O.

Marie A. Rice                                 Marie A. Rice
Vice President and Secretary                  Vice President and Secretary

                           CORPORATE INFORMATION


CORPORATE HEADQUARTERS                    TRANSFER AGENT

48 North Main Street                      American Stock Transfer & Trust Co.
Albion, New York 14411                    6201 15th Avenue
                                          Brooklyn, New York 11219

INDEPENDENT ACCOUNTANTS                   COMMON STOCK

Price Waterhouse LLP                      Traded Over the Counter
Buffalo, New York                         Small Cap Market
                                          Nasdaq Symbol: ALBC

GENERAL COUNSEL

Saperston and Day
Rochester, New York


SPECIAL COUNSEL

Breyer and Aguggia
Washington, D.C.



                       ---------------------------



ANNUAL MEETING

     The Annual Meeting of Shareholders will be held Wednesday, April 16, 1997 at 10:00 a.m., Eastern Time, at Tillman's Village Inn, Corner of Routes 98 and 104, Albion, New York.

                                  Exhibit 21

                        Subsidiaries of the Registrant

Parent
------

Albion Banc Corp.

                                 Percentage                Jurisdiction or
Subsidiaries (a)                 of Ownership           State of Incorporation
----------------                 ------------           ----------------------

Albion Federal Savings
  and Loan Association              100%                     United States

New Frontier of Albion (b)          100%                       New York

-------------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b) New Frontier of Albion is the wholly owned subsidiary of Albion Federal Savings and Loan Association.

                               Exhibit 23

                     Consent of Price Waterhouse LLP

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 77152) of Albion Banc Corp. of our report dated February 21, 1997 appearing on page 14 of the 1996 Annual Report to Shareholders of Albion Banc Corp., which is incorporated by reference in Albion Banc Corp.'s Annual Report on Form 10-KSB for the year ended December 31, 1996.


/s/PRICE WATERHOUSE LLP
-----------------------
PRICE WATERHOUSE LLP

Buffalo, New York
March 26, 1997