Form 10QSB
period 1997-03-31
ALBION BANC CORP
filed 1997-05-14
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1997

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

          Class                              Outstanding as of May 8, 1996
Common Stock, $.01 par value                      263,086 shares












                            ALBION BANC CORP.

                                    INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     March 31, 1997 (unaudited)and December 31, 1996                  1

    Consolidated Statements of Income (unaudited)
     Three months ended March 31, 1997 and 1996                       2

    Consolidated Statements of Cash Flows (unaudited)
     Three months ended March 31, 1997 and 1996                       3

    Notes to Consolidated Financial Information                       4-5

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               6-8

Part II.  Other Information                                           9

    Signatures                                                        10


































ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                 March 31,     December 31,
                                                    1997           1996
Assets                                          (unaudited)

Cash and due from banks                         $ 1,365,341    $ 1,025,929
Fed funds sold                                    1,550,000      1,100,000
Investment securities:
   Available for sale                             3,764,310      3,945,700
   Held to maturity                               8,198,087      7,302,388
Loans held for sale                                 888,551        657,698
Loans receivable                                 47,405,153     47,487,035
   Less-Allowance for loan losses                  (314,930)      (305,900)
       Net Loans                                 47,090,223     47,181,135

Accrued interest receivable                         421,591        364,517
Federal Home Loan Bank stock                        500,000        450,000
Premises and equipment, net                       2,065,772      2,095,528
Other assets                                        472,547        462,215

    Total Assets                                $66,316,422    $64,585,110


Liabilities and Shareholders' Equity

Deposits:
    Noninterest-bearing                         $ 1,675,441    $ 1,585,086
    Interest-bearing                             48,630,482     46,906,933
       Total deposits                            50,305,923     48,492,019

FHLB advances and other borrowings                9,269,587      9,275,675
Advances from borrowers for taxes                   615,005        823,620
Other liabilities                                   220,818        130,209
    Total Liabilities                           $60,411,333    $58,721,523

Shareholders' equity:
    Preferred stock, $.01 par value
    500,000 shares authorized, none outstanding
    Common stock, $.01 par value
    3,000,000 shares authorized, 263,086
    shares outstanding                                2,631          2,631
    Capital surplus                               2,353,046      2,348,185
    Retained earnings                             3,786,873      3,749,459
    Unearned ESOP shares                            (64,190)       (70,708)
    Unrealized gain on securities                    48,324         55,615
    Treasury stock at cost, 13,035 shares          (221,595)      (221,595)
       Total shareholders' equity                 5,905,089      5,863,587

    Total Liabilities and Shareholders'
       Equity                                   $66,316,422    $64,585,110






ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                        1997         1996

Interest income:
 Interest and fees on loans                          $1,006,692   $  938,231
 Interest on investment securities                      203,372      125,710
 Interest on federal funds sold                          15,662       15,658

Total interest income                                 1,225,726    1,079,599

Interest expense:
 Interest on deposits                                   528,513      557,753
 Interest on borrowed funds                             146,520       44,652

Total interest expense                                  675,033      602,405

Net interest income                                     550,693      477,194
Provision for loan losses                                 8,650        9,000
 Net interest income after
 provision for loan losses                              542,043      468,194

Noninterest income:
 Gain on sale of mortgage loans and investments               0            0
 Other noninterest income                               113,695       88,245

Total noninterest income                                113,695       88,245

Noninterest expense:
 Salaries and employee benefits                         238,534      223,701
 Occupancy expenses                                      84,068       75,708
 Deposit insurance premiums                              11,125       29,662
 Professional fees                                       32,619       34,730
 Data processing fees                                    43,155       50,679
 Other operating expenses                                74,667       60,958

     Total noninterest expense                          484,168      475,438

Income before income taxes                              171,570       81,001

Provision for income taxes                               58,233       27,319

Net Income                                           $  113,337   $   53,682

Earnings per common and common
 equivalent share                                         $0.45        $0.21









ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                          1997        1996

Cash flows from operating activities:
  Net Income                                          $  113,337  $   53,682
  Depreciation, amortization and accretion                39,380      40,468
  Provision for loan losses                                8,650       9,000
  Net gain on sale of real estate owned                  (34,476)    (27,537)
  ESOP expense                                            11,379      10,753
  Changes in operating assets and liabilities-
       Other assets                                     (227,051)      5,977
       Accrued income taxes and other liabilities         90,609     (96,019)
         Net cash used by operating activities        $ (249,099) $   (3,676)

Cash flows from investing activities:
  Proceeds from the sale of foreclosed real estate       151,586      47,992
  Purchases of investment securities held to maturity  1,009,965           0
 Principal payments on mortgage-backed securities        301,636     306,580
  Net (increase) decrease in loans receivable             82,262  (1,261,022)
  Purchase of FHLB stock                                 (50,000)          0
  Net purchase of fixed assets                           (10,286)    (30,791)
       Net cash used in investing activities            (484,767)   (937,241)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and money market accounts                 90,355        (779)
  Net (decrease) increase in time deposits             1,723,549     (82,778)
  Repayment of borrowings                                 (6,088)     (5,594)
  Net decrease in advances from borrowers for
   taxes and insurance                                  (208,615)   (194,584)
  Dividends paid                                         (75,923)    (77,055)
       Net cash provided by financing activities       1,523,278    (360,790)

Net (decrease) increase in cash and cash equivalents     789,412  (1,301,707)
Cash and cash equivalents at beginning of period       2,125,929   2,397,018
Cash and cash equivalents at end of period            $2,915,341  $1,095,311

Cash paid during the period for:
  Interest                                            $  675,033  $  602,405
  Income taxes                                                 0      11,000
















ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of the Company, the Association and New Frontier of Albion Corp. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1996, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and its results of operations and cash flows for the three month period ended March 31,1997 and 1996. All adjustments made to the unaudited interim financial information were of a recurring nature.

Certain prior year balances have been reclassified to conform with the current year presentation.


Note 2 - INVESTMENT SECURITIES:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                   March 31, 1997          December 31, 1996
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $3,681,219  $3,764,310  $3,850,505  $3,945,700


The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                    March 31, 1997          December 31, 1996
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

U.S. Treasury Securities         $2,889,676  $2,888,600   $2,872,670  $2,875,100

State and political
 subdivision securities             200,073     200,400      200,218     201,400

Mortgage-backed securities        5,008,402   4,910,500    4,129,590   4,106,600

Corporate obligations                99,936     100,200       99,910     100,700
                                 $8,198,087  $8,099,700   $7,302,388  $7,283,800










NOTE 3 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   March 31,     December 31,
                                                     1997           1996
                                                  (Unaudited)
Real estate loans:
     Secured by one-to-four family property       $39,128,347    $38,734,967
     Secured by other properties                    2,191,320      2,234,372
     Construction loans                               141,400        578,318
                                                   41,461,067     41,547,657
Other loans:
     Automobile loans                                 122,905        129,271
     Home improvement loans                         5,082,169      4,959,798
     Other                                          1,033,300      1,106,331
                                                    6,238,374      6,195,400
Less:
     Undisbursed portion of loans                    (319,377)      (278,927)
     Net deferred loan origination costs               25,089         22,905
     Allowance for loan losses                       (314,930)      (305,900)
                                                     (609,218)      (561,922)

                                                  $47,090,223    $47,181,135


NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                    Three-months ended
                                                         March 31,
                                                     1997          1996

Balance at beginning of period                    $305,900       $244,077
  Provision expense                                  8,650          9,000
 Recoveries (Charge-offs),net                          380         (1,370)
Balance at end of period                          $314,930       $251,707


NOTE 5- INCOME TAXES:

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


NOTE 6 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 249,161 and 259,050 at March 31, 1997 and March 31, 1996, respectively. There is no material difference between primary and fully diluted earnings per share.

                                ALBION BANC CORP.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  MARCH 31, 1997



Financial Condition

Total assets of Albion Banc Corp. (the "Company") were 66.3 million as of March 31, 1997, an increase of $1.7 million or 2.7% over total assets as of December 31, 1996. Deposits, the Company's primary source of funds, increased $1.8 million or 3.7% to $50.3 million at March 31, 1997. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at March 31, 1996,unchanged from the $9.0 million at December 31, 1996.

Investment securities available for sale, primarily adjustable rate mortgage-backed securities, decreased from $3.9 million at December 31, 1996 to $3.8 million at March 31, 1997. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in real estate loans.

Investment securities held to maturity, primarily fixed-rate mortgage-backed securities, U.S. Treasury Securities, Corporate Bonds and Municipal obligations, increased from $7.3 million at December 31, 1996 to $8.2 million at March 31, 1997. This increase can be attributed to the purchase of $1.0 million of fixed-rate mortgage-backed securities during the first quarter which was primarily funded by deposit growth.

Total loans outstanding as of March 31, 1997 were $48.3 million, an increase of $.2 million over total loans at December 31, 1996. Real estate loans secured by one-to-four family property, including loans held for sale increased by $.6 million over the respective balance at December 31, 1996. Real estate loans secured by other properties, including construction loans as of March 31, 1997, decreased by $.5 million during the period as these loans converted to permanent mortgage loans.

Consumer loans increased $42,974 during the period. Home equity loans increased $122,371 while other loans, primarily personal loans decreased $73,031. This can be attributed to the normal origination and principal paydowns of these loans.

Deposits increased $1.8 million or 3.7% from $48.5 million at December 31, 1996 to $50.3 million at March 31, 1997. This increase is attributable to the Association offering attractive rates on certificate of deposit products and growth in core deposits.

The Company's shareholders' equity increased $41,502 or .7%, from $5,863,587 at December 31, 1996 to $5,905,089 at March 31, 1997. This increase is due primarily to earnings in the first quarter and the resulting increase in equity, offset by cash dividends on common stock of $76,000. The Company's equity as a percentage of total assets at March 31, 1997 was 8.9% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs.
The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At March 31, 1997, Albion Federal's liquidity ratio was 10.4%, exceeding the minimum required. Federal Funds sold at March 31, 1997 amounted to $1,550,000. These funds are available immediately to meet upcoming obligations. The Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and
1996

Net Income.   Net income of $113,337 for the three months ended March 31, 1997 represents an increase of $59,655 or 111.1% from the $53,682 earned in the comparable period ended March 31, 1996.

Net Interest Income. Net interest income increased to $550,693 for the three months ended March 31, 1997, up 15.4% from $477,194 earned during the three month period ended March 31, 1996. This increase is primarily due to growth in the balance sheet, primarily loans and investment securities held to maturity. Total interest income increased 13.5% or $146,127 during the period while total interest expense increased 12.1% or $72,628.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $8,650 for the three months ended March 31, 1997, a decrease of $350 from the comparable period in 1996. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at March 31, 1997 was $314,930 or
 .65% of total loans and represents and increase of 2.9% over the allowance at December 31, 1996. The increase in the allowance for possible loan losses was due primarily to management's quarterly analysis of the Association's loan portfolio.

Noninterest Income. Noninterest income for the three month period ended March 31, 1997 was $113,695 compared with $88,245 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp. Included in both March 31, 1997 and March 31, 1996 was nonrecurring loan recovery income related to profits on the sale of real estate owned of $34,000 and $27,000 respectively.

Noninterest Expense. Noninterest expense for the three month period ended March 31, 1997 was $484,168 an increase of 1.8% over the $475,438 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $14,833 or 6.6%;
occupancy expenses of $8,360 or 11.0%; and other operating expenses of $13,709 or 22.5%. These increases are primarily the result of general increases in overall business volume and expenses related to real estate owned and were partially offset by a decrease in deposit insurance premiums of $18,537 or 62.5% due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund.

New Accounting Pronouncement. SFAS No. 128, "Earnings per Share," was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. This statement replaces the presentation of primary earnings per share (EPS) previously required by Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share", with basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted
EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarters ended March 31, 1997 and 1996, the change in the EPS amounts would not have been material.



















































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

                                Albion Banc Corp.
                                   (Registrant)



Dated: May 10, 1997                                  \s\Jeff S Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.



Dated: May 10, 1997                                  \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.