Form 10QSB
period 1997-06-30
ALBION BANC CORP
filed 1997-08-15
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1997

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

          Class                         Outstanding as of August 1, 1997
Common Stock, $.01 par value                      263,086 shares












                            ALBION BANC CORP.

                                    INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     June 30, 1997 (unaudited)and December 31, 1996                   1

    Consolidated Statements of Income (unaudited)
     Three months ended June 30, 1997 and 1996                        2

    Consolidated Statements of Income (unaudited)                     3
     Six months ended June 30, 1997 and 1996

    Consolidated Statements of Cash Flows (unaudited)
     Six months ended June 30, 1997 and 1996                          4

    Notes to Consolidated Financial Information                       5-6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7-9

Part II.  Other Information                                           10

    Signatures                                                        11




















ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  June 30,     December 31,
                                                    1997           1996
Assets                                          (unaudited)

Cash and due from banks                         $ 1,734,035    $ 1,025,929
Fed funds sold                                    4,450,000      1,100,000
Investment securities:
   Available for sale                             3,607,800      3,945,700
   Held to maturity                               6,671,892      7,302,388

Loans held for sale                                 553,501        657,698

Net loans receivable                             48,514,076     47,487,035
   Less-Allowance for loan losses                  (266,747)      (305,900)
       Net Loans                                 48,247,329     47,181,135

Accrued interest receivable                         378,483        364,517
Federal Home Loan Bank stock                        500,000        450,000
Premises and equipment, net                       2,160,064      2,095,528
Other assets                                        324,723        462,215

    Total Assets                                $68,627,827    $64,585,110


Liabilities and Shareholders' Equity

Deposits:
    Noninterest-bearing                         $ 2,318,723    $ 1,585,086
    Interest-bearing                             50,002,879     46,906,933
       Total deposits                            52,321,602     48,492,019

FHLB advances and other borrowings                9,263,367      9,275,675
Advances from borrowers for taxes                   862,556        823,620
Other liabilities                                   189,618        130,209
    Total Liabilities                           $62,637,143    $58,721,523

Shareholders' equity:
    Preferred stock, $.01 par value
    500,000 shares authorized, none outstanding
    Common stock, $.01 par value
    3,000,000 shares authorized, 263,086
    shares outstanding                                2,631          2,631
    Capital surplus                               2,359,373      2,348,185
    Retained earnings                             3,836,997      3,749,459
    Unearned ESOP shares                            (57,673)       (70,708)
    Unrealized gain on securities                    70,951         55,615
    Treasury stock at cost, 13,035 shares          (221,595)      (221,595)
       Total shareholders' equity                 5,990,684      5,863,587

    Total Liabilities and Shareholders'
       Equity                                   $68,627,827    $64,585,110

The accompanying notes are an integral part of these consolidated financial statements.


ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                        Three Months Ended
                                                             June 30,
                                                        1997         1996

Interest income:
 Interest and fees on loans                          $1,019,868   $  962,175
 Interest on investment securities                      196,407      115,017
 Interest on federal funds sold                          54,059        5,377

Total interest income                                 1,270,334    1,082,569

Interest expense:
 Interest on deposits                                   554,371      530,054
 Interest on borrowed funds                             144,088       42,895

Total interest expense                                  698,459      572,949

Net interest income                                     571,875      509,620
Provision for loan losses                                 8,764        9,000
 Net interest income after
 provision for loan losses                              563,111      500,620

Noninterest income:
 Gain on sale of mortgage loans and investments           6,717            0
 Other noninterest income                                77,324       58,354

Total noninterest income                                 84,041       58,354

Noninterest expense:
 Salaries and employee benefits                         234,479      234,700
 Occupancy expenses                                      83,377       73,871
 Deposit insurance premiums                              11,584       30,549
 Professional fees                                       30,553       34,311
 Data processing fees                                    52,801       50,832
 Other operating expenses                               126,504       75,555

     Total noninterest expense                          539,298      499,818

Income before income taxes                              107,854       59,156

Provision for income taxes                               57,730       20,785

Net Income                                           $   50,124   $   38,371

Earnings per common and common
 equivalent share                                         $0.20        $0.15



The accompanying notes are an integral part of these consolidated financial statements.



ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                        1997         1996

Interest income:
 Interest and fees on loans                          $2,026,335   $1,900,508
 Interest on investment securities                      399,779      240,297
 Interest on federal funds sold                          69,722       21,464

Total interest income                                 2,495,836    2,162,269

Interest expense:
 Interest on deposits                                 1,082,884    1,088,580
 Interest on borrowed funds                             290,608       86,173

Total interest expense                                1,373,492    1,174,753

Net interest income                                   1,122,344      987,516
Provision for loan losses                                17,414       18,000
 Net interest income after
 provision for loan losses                            1,104,930      969,516

Noninterest income:
 Gain on sale of mortgage loans and investments           6,717            0
 Other noninterest income                               191,246      145,897

Total noninterest income                                197,963      145,897

Noninterest expense:
 Salaries and employee benefits                         473,013      458,402
 Occupancy expenses                                     167,256      147,793
 Deposit insurance premiums                              22,709       60,211
 Professional fees                                       60,972       65,730
 Data processing fees                                    96,145      103,296
 Other operating expenses                               203,373      139,824

     Total noninterest expense                        1,023,468      975,256

Income before income taxes                              279,425      140,157

Provision for income taxes                              115,963       48,104

Net Income                                           $  163,462   $   92,053

Earnings per common and common
 equivalent share                                         $0.65        $0.36



The accompanying notes are an integral part of these consolidated financial statements.



ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                              March 31,
                                                          1997        1996

Cash flows from operating activities:
  Net Income                                          $  163,462  $   92,053
  Depreciation, amortization and accretion                79,019      72,438
  Provision for loan losses                               17,414      18,000
  Net gain on sale of real estate owned                  (34,476)    (27,537)
  Net gain on sale of mortgage loans                       6,717           0
  ESOP expense                                            24,223      21,725
  Changes in operating assets and liabilities-
       Mortgage loans held for sale                     (402,373)          0
       Other assets                                     (117,628)    (94,738)
       Accrued income taxes and other liabilities         59,409     (82,863)
         Net cash used in operating activities        $ (204,233) $     (922)

Cash flows from investing activities:
  Proceeds from the sale of foreclosed real estate       254,586      47,992
  Proceeds from the sale of loans                        506,570           0
 Proceeds from maturities of investment securities
   held to maturity                                    3,100,000   1,140,000
  Purchases of investment securities held to maturity (2,624,738)   (681,699)
  Principal payments on mortgage-backed securities       523,805     630,580
  Net (increase) decrease in loans receivable         (1,083,608) (2,898,879)
  Purchase of FHLB stock                                 (50,000)          0
  Net purchase of fixed assets                          (144,286)    (51,162)
  Net cash provided by (used in) investing activities    482,051  (1,813,168)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and money market accounts                733,637     398,069
  Net (decrease) increase in time deposits             3,095,946     548,555
  Repayment of borrowings                                (12,308)    (11,308)
  Net decrease in advances from borrowers for
   taxes and insurance                                    38,936     (40,712)
  Purchase of treasury shares                                  0    (142,800)
  Dividends paid                                         (75,923)    (77,055)
       Net cash provided by financing activities       3,780,288     674,749

Net (decrease) increase in cash and cash equivalents   4,058,106  (1,139,341)
Cash and cash equivalents at beginning of period       2,125,929   2,397,018
Cash and cash equivalents at end of period            $6,184,035  $1,257,677

Cash paid during the period for:
  Interest                                            $1,373,492  $1,174,753
  Income taxes                                            68,000      26,000




The accompanying notes are an integral part of these consolidated financial statements.



ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of the Company ,the Association and New Frontier of Albion Corp. The financial information has been prepared in accordance with the Summary of Significant Accounting
Policies as outlined in the Company's Annual Report for the year ended
December 31, 1996, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, and its results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month period ended June 30, 1997 and 1996. All adjustments made to the unaudited interim financial information were of a recurring nature.

Certain prior year balances have been reclassified to conform with the current year presentation.


Note 2 - INVESTMENT SECURITIES:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                   June 30, 1997         December 31, 1996
                                Amortized   Market      Amortized     Market
                                  Cost      Value         Cost        Value

Mortgage-backed securities    $3,489,666  $3,607,800   $3,850,505  $3,945,700

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                     June 30, 1997          December 31, 1996
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

U.S. Treasury Securities         $  599,275  $  599,600   $2,872,670  $2,875,100

U.S. Agencies                     1,000,308     999,700
State and political
 subdivision securities                   0           0      200,218     201,400

Mortgage-backed securities        4,972,347   4,956,400    4,129,590   4,106,600

Corporate obligations                99,962     100,200       99,910     100,700
                                 $6,671,892  $6,655,900   $7,302,388  $7,283,800




NOTE 3 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   June 30,      December 31,
                                                     1997           1996
                                                  (Unaudited)
Real estate loans:
     Secured by one-to-four family property       $39,034,286    $38,734,967
     Secured by other properties                    2,187,724      2,234,372
     Construction loans                                     0        578,318
                                                   41,222,010     41,547,657
Other loans:
     Automobile loans                                 112,599        129,271
     Home improvement loans                         6,288,631      4,959,798
     Other                                            922,682      1,106,331
                                                    7,323,912      6,195,400
Less:
     Undisbursed portion of loans                     (64,500)      (278,927)
     Net deferred loan origination costs               32,654         22,905
     Allowance for loan losses                       (266,747)      (305,900)
                                                     (298,593)      (561,922)

                                                  $48,247,329    $47,181,135


NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Six months-ended
                                                          June 30,
                                                     1997          1996

Balance at beginning of period                    $305,900       $244,100
  Provision expense                                 17,414         18,000
  Recoveries (Charge-offs),net                     (56,567)       (19,123)
Balance at end of period                          $266,747       $242,977


NOTE 5 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 250,166 and 255,267 for the six month period ended June 30, 1997 and June 30, 1996, respectively and 251,170 and 251,285 for the three month period ended June 30, 1997 and June 30, 1996, respectively. There is no material difference between primaryand fully diluted earnings per share.






                                ALBION BANC CORP.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

Financial Condition

Total assets of Albion Banc Corp. (the "Company") were 68.6 million as of June 30, 1997, an increase of $4.0 million or 6.3% over total assets as of December 31, 1996. Deposits, the Company's primary source of funds, increased $3.8 million or 7.9% to $52.3 million at June 30, 1997. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at June 30, 1997,unchanged from the $9.0 million at December 31, 1996.

Investment securities available for sale, primarily adjustable rate mortgage-backed securities, decreased from $3.9 million at December 31, 1996 to $3.6 million at June 30, 1997. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in consumer loans.

Investment securities held to maturity, primarily mortgage-backed securities, U.S. Treasury and government agency securities, corporate bonds and municipal obligations, decreased from $7.3 million at December 31, 1996 to $6.7 million at June 30, 1997. This decrease can be attributed to normal maturities and paydowns in the portfolio. Proceeds from the maturities and paydowns were reinvested primarily in consumer loans.

Total loans receivable as of June 30, 1997 were $48.5 million, an increase of $1.0 million over total loans at December 31, 1996. The majority of this increase occurred in consumer loans, primarily home equity loans which increased by $1.3 million over the respective balance at December 31, 1996. Real estate loans secured by one-to-four family properties increased by $.3 million, while real estate loans secured by other properties, including construction loans as of June 30, 1997, decreased by $.6 million during the period.

Deposits increased $3.8 million or 7.9% from $48.5 million at December 31, 1996 to $52.3 million at June 30, 1997. This increase is attributable to the Association offering attractive rates on certificate of deposit products and growth in core deposits.

The Company's shareholders' equity increased $127,097 or 2.2%, from $5,863,587 at December 31, 1996 to $5,990,684 at June 30, 1997. This
increase is due primarily to earnings in the first two quarters and the resulting increase in equity, offset by cash dividends on common stock of $76,000. The Company's equity as a percentage of total assets at June 30, 1997 was 8.7% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs.
The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At June 30, 1997, Albion Federal's liquidity ratio was 12.4%, exceeding the minimum required. Federal Funds sold at June 30, 1997 amounted to $4,450,000. These funds are available immediately to meet upcoming obligations. For the six month periods ending June 30, 1997 and 1996, respectively, the Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.


Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996

Net Income. Net income of $163,462 for the six months ended June 30, 1997 represents an increase of $71,409 or 77.6% from the $92,053 earned in the comparable period ended June 30, 1996.

Net Interest Income. Net interest income increased to $1,122,344 for the six months ended June 30, 1997, up 13.7% from $987,516 earned during the six month period ended June 30, 1996. This increase is due primarily to growth in the balance sheet, primarily loans and investment securities. Total interest income increased 15.4% or $333,567 during the period, while total interest expense increased 16.9% or $198,739.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $17,414 for the six months ended June 30, 1997, a decrease of $586 from the comparable period in 1996. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at June 30, 1997 was $266,747 or .54% of total loans, compared to $305,900, or .64% of total loans at December 31, 1996.
The decrease in the allowance for possible loan losses was due to a $40,000 write-down of three participation mortgage loan pools during the period. The decrease in the allowance for possible loan losses was due primarily to management's quarterly analysis of the Association's loan portfolio.

Noninterest Income. Noninterest income for the six month period ended June 30, 1997 was $191,246 compared with $145,897 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp. Included in both June 30, 1997 and June 30, 1996 was nonrecurring loan recovery income related to profits on the sale of real estate owned of $34,000 and $27,000 respectively.

Noninterest Expense. Noninterest expense for the six month period ended June 30, 1997 was $1,023,468 an increase of 4.9% over the $975,256 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $14,611 or 3.2%; occupancy expenses of $19,463 or 13.2%; and other operating expenses of $63,549 or 45.4%. These increases were primarily the result of general increases in overall business volume and included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system. These increases were partially offset by a decrease in deposit insurance premiums of $37,502 or 62.3% due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund.

Comparison of Operating Results for the Three Months Ended June 30, 1997 and
1996

Net Income.   Net income of $50,124 for the three months ended June 30, 1997 represents an increase of $11,753 or 30.6% from the $38,371 earned in the comparable period ended June 30, 1996.

Net Interest Income. Net interest income increased to $571,875 for the three months ended June 30, 1997, up 12.2% from $509,620 earned during the three month period ended June 30, 1996. This increase is primarily due to growth in the balance sheet, primarily loans and investments. Total interest income increased 17.3% or $187,765 during the period while total interest expense increased 21.9% or $125,510.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $8,764 for the three months ended June 30, 1997, a decrease of $236 from the comparable period in 1996.

Noninterest Income. Noninterest income for the three month period ended June 30, 1997 was $84,041 compared with $58,354 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts, fee income from New Frontier of Albion Corp and gains on the sale of mortgage loans.

Noninterest Expense. Noninterest expense for the three month period ended June 30, 1997 was $539,298 an increase of 7.9% over the $499,818 recorded for the same period in the prior year. This increase is a result of increases in the following: occupancy expenses of $9,506 or 12.9%; and other operating expenses of $50,949 or 67.4%. These increases are primarily the result of general increases in overall business volume and included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system. These increases were partially offset by a decrease in deposit insurance premiums of $18,965 or 62.1% due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund.

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

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarters ended June 30, 1997 and 1996, the change in the EPS amounts would not have been material.



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

                                Albion Banc Corp.
                                   (Registrant)



Dated: August 1, 1997                                \s\Jeff S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: August 1, 1997                                \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior Vice President
                                                     and Treasurer


Dated: August 1, 1997                                \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.