Form 10QSB/A
period 1997-03-31
ALBION BANC CORP
filed 1997-10-31
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSBA

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

          Class                                 Outstanding as of May 8, 1997
Common Stock, $.01 par value                         263,086 shares







ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                         1997         1996

Cash flows from operating activities:
  Net Income                                         $  113,337   $   53,682
  Depreciation, amortization and accretion               39,380       40,468
  Provision for loan losses                               8,650        9,000
  Net gain on sale of real estate owned                 (34,476)     (27,537)
  ESOP expense                                           11,379       10,753
  Changes in operating assets and liabilities-
       Mortgage loans available for sale               (230,853)           0
       Other assets                                    (197,125)       5,977
       Accrued income taxes and other liabilities        90,609      (96,019)
  Net cash used by operating activities              $ (199,099)  $   (3,676)

Cash flows from investing activities:
  Proceeds from the sale of foreclosed real estate      151,586       47,992
  Purchases of investment securities held to maturity(1,009,965)           0
  Principal payments on mortgage-backed securities      301,636      306,580
  Net decrease (increase) in loans receivable            82,262   (1,261,022)
  Purchase of FHLB stock                                (50,000)           0
  Net purchase of fixed assets                          (10,286)     (30,791)
  Net cash used in investing activities                (534,767)    (937,241)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and money market accounts                90,355         (779)
  Net increase (decrease) in time deposits            1,723,549      (82,778)
  Repayment of borrowings                                (6,088)      (5,594)
  Net decrease in advances from borrowers for
   taxes and insurance                                 (208,615)    (194,584)
  Dividends paid                                        (75,923)     (77,055)
  Net cash provided by (used in)financing activities  1,523,278     (360,790)

Net increase (decrease) in cash and cash equivalents    789,412   (1,301,707)
Cash and cash equivalents at beginning of period      2,125,929    2,397,018
Cash and cash equivalents at end of period           $2,915,341   $1,095,311

Cash paid during the period for:
  Interest                                           $  675,033   $  602,405
  Income taxes                                                0       11,000







                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                   Albion Banc Corp.
                                     (Registrant)



Dated: October 31, 1997                             \s\Jeff S Rheinwald
                                                    Jeffrey S. Rheinwald
                                                    President and C.E.O.



Dated: October 31, 1997                             \s\Mark F. Reed
                                                    Mark F. Reed
                                                    Vice President and C.F.O.