Form 10QSB/A
period 1997-03-31
ALBION BANC CORP
filed 1997-10-31
CIK 899654

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







ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                         1997         1996

Cash flows from operating activities:
  Net Income                                         $  113,337   $   53,682
  Depreciation, amortization and accretion               39,380       40,468
  Provision for loan losses                               8,650        9,000
  Net gain on sale of real estate owned                 (34,476)     (27,537)
  ESOP expense                                           11,379       10,753
  Changes in operating assets and liabilities-
       Mortgage loans available for sale               (230,853)           0
       Other assets                                    (197,125)       5,977
       Accrued income taxes and other liabilities        90,609      (96,019)
         Net cash used by operating activities       $ (199,099)  $   (3,676)

Cash flows from investing activities:
  Proceeds from the sale of foreclosed real estate      151,586       47,992
  Purchases of investment securities held to maturity (1,009,965)          0
   Principal payments on mortgage-backed securities     301,636      306,580
  Net decrease (increase) in loans receivable            82,262   (1,261,022)
  Purchase of FHLB stock                                (50,000)           0
  Net purchase of fixed assets                          (10,286)     (30,791)
       Net cash used in investing activities           (534,767)    (937,241)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and money market accounts                90,355         (779)
  Net increase (decrease) in time deposits            1,723,549      (82,778)
  Repayment of borrowings                                (6,088)      (5,594)
  Net decrease in advances from borrowers for
   taxes and insurance                                 (208,615)    (194,584)
  Dividends paid                                        (75,923)     (77,055)
  Net cash provided by (used in)financing activities  1,523,278     (360,790)

Net increase (decrease) in cash and cash equivalents    789,412   (1,301,707)
Cash and cash equivalents at beginning of period      2,125,929    2,397,018
Cash and cash equivalents at end of period           $2,915,341   $1,095,311

Cash paid during the period for:
  Interest                                           $  675,033   $  602,405
  Income taxes                                                0       11,000







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