Form 10QSB/A
period 1997-06-30
ALBION BANC CORP
filed 1997-10-31
CIK 899654

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

          Class                         Outstanding as of August 1,1997
Common Stock, $.01 par value                      263,086 shares




ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                             1997        1996

Cash flows from operating activities:
 Net Income                                             $  163,462   $   92,053
 Depreciation, amortization and accretion                   79,019       72,438
 Provision for loan losses                                  17,414       18,000
 Provision for deferred taxes                                    0            0
 Net gain on sale of mortgage loans                          6,717            0
 Net gain on sale of real estate owned                     (34,476)     (27,537)
 ESOP expense                                               24,223       21,725
 Changes in operating assets and liabilities-
 Mortgage loans held for sale                             (402,373)           0
 Other assets                                             (117,628)     (94,738)
 Accrued income taxes and other liabilities                 59,409      (82,863)
 Net cash used in operating activities                  $ (204,233)  $     (922)

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate          254,586       47,992
 Proceeds from the sales of loans                          506,570            0
 Proceeds from maturities of investment securities
  held to maturity                                       3,100,000    1,140,000
 Purchases of investment securities held to maturity    (2,624,738)   (681,699)
 Principal payments on mortgage-backed securities          523,805      630,580
 Net increase in loans receivable                       (1,083,608)  (2,898,879)
 Purchase of FHLB stock                                    (50,000)           0
 Net purchase of fixed assets                             (144,564)     (51,162)
 Net cash provided by (used in) investing activities       482,051   (1,813,168)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                                733,637      398,069
 Net increase in time deposits                           3,095,946      548,555
 Repayment of borrowings                                   (12,308)     (11,308)
 Net increase (decrease) in advances from borrowers
  for taxes and insurance                                   38,936      (40,712)
 Dividends paid                                            (75,923)     (77,055)
 Purchase of treasury shares                                     0     (142,800)
 Net cash provided by financing activities               3,780,288      674,749

Net increase (decrease) in cash and cash equivalents     4,058,106   (1,139,341)
Cash and cash equivalents at beginning of period         2,125,929    2,397,018
Cash and cash equivalents at end of period              $6,184,035   $1,257,677

Cash paid during the period for:
  Interest                                              $1,373,492   $1,174,753
  Income taxes                                              68,000       26,000



   The accompanying notes are an integral part of these consolidated financial statements.


                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                   Albion Banc Corp.
                                     (Registrant)



Dated:  October 31, 1997                            \s\Jeff S Rheinwald
                                                    Jeffrey S.Rheinwald
                                                    President and C.E.O.


Dated:  October 31, 1997                            \s\John S. Kettle
                                                    John S. Kettle
                                                    Senior VP and Treasurer


Dated:  October 31, 1997                            \s\Mark F. Reed
                                                    Mark F. Reed
                                                    Vice President and C.F.O.