Form 10QSB
period 1997-09-30
ALBION BANC CORP
filed 1997-11-14
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1997

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

          Class                         Outstanding as of November 1,1997
Common Stock, $.01 par value                      263,086 shares









                            ALBION BANC CORP.

                                    INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statements of Financial Condition
     September 30, 1997 (unaudited)and December 31, 1996              1

    Consolidated Statements of Income (unaudited)
     Three months ended September 30, 1997 and 1996                   2

    Consolidated Statements of Income (unaudited)                     3
     Nine months ended September 30, 1997 and 1996

    Consolidated Statements of Cash Flows (unaudited)                 4
     Nine months ended September 30, 1997 and 1996

    Notes to Consolidated Financial Information                       5-6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7-9

Part II.  Other Information                                           10

    Signatures                                                        11
























ALBION BANC CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                September 30,  December 31,
                                                    1997           1996
Assets                                           (unaudited)

Cash and due from banks                         $   824,982    $ 1,025,929
Fed funds sold                                    4,000,000      1,100,000
Investment securities:
  Available for sale,                             3,337,400      3,945,700
  Held to maturity                                8,622,691      7,302,388

Loans held for sale                                 551,941        657,698
Loans                                            50,291,199     47,487,035
  Less-Allowance for loan losses                   (270,191)      (305,900)
    Net Loans                                    50,021,008     47,181,135

Accrued interest receivable                         412,601        364,517
Federal Home Loan Bank stock                        500,000        450,000
Premises and equipment, net                       2,374,216      2,095,528
Other assets                                        165,319        462,215

    Total Assets                                $70,810,158    $64,585,110


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 2,115,203    $ 1,585,086
  Interest-bearing                               52,749,279     46,906,933
    Total deposits                               54,864,482     48,492,019

FHLB advances and other borrowings                9,257,014      9,275,675
Advances from borrowers for taxes                   415,517        823,620
Other liabilities                                   208,603        130,209
    Total Liabilities                           $64,745,616    $58,721,523

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.01 par value
  3,000,000 shares authorized, 263,086
  shares outstanding                                  2,631          2,631
  Capital surplus                                 2,368,606      2,348,185
  Retained earnings                               3,890,248      3,749,459
  Treasury stock at cost, 13,035 shares            (221,595)      (221,595)
  Unearned ESOP shares                              (51,155)       (70,708)
  Unrealized gain on securities                      75,807         55,615
    Total Shareholders' Equity                    6,064,542      5,863,587

    Total Liabilities and Shareholders'
       Equity                                   $70,810,158    $64,585,110

The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                           September 30,
                                                        1997         1996

Interest income:
 Interest and fees on loans                          $1,059,649   $  993,846
 Interest on investment securities                      200,074      108,430
 Interest on federal funds sold                          75,829       11,747

Total interest income                                 1,335,552    1,114,023

Interest expense:
 Interest on deposits                                   603,452      523,724
 Interest on borrowed funds                             145,171       56,138

Total interest expense                                  748,623      579,862

Net interest income                                     586,929      534,161
Provision for loan losses                                 9,000       76,764
 Net interest income after
 provision for loan losses                              577,929      457,397

Noninterest income:
 Gain on sale of loans and real estate owned                  0       10,242
 Other noninterest income                                90,514       53,245

Total noninterest income                                 90,514       63,487

Noninterest expense:
 Salaries and employee benefits                         209,581      222,852
 Occupancy expenses                                      99,578       76,752
 Deposit insurance premiums                              11,710       31,614
 SAIF special assessment                                      0      274,921
 Professional fees                                       24,560       34,064
 Data processing fees                                    48,735       51,251
 Other operating expenses                               118,450      103,520

     Total noninterest expense                          512,614      794,974

Income before income tax expense (benefit)              155,829     (274,090)

Income tax expense (benefit)                             62,570     (106,299)

Net income (loss)                                    $   93,259   $ (167,791)

Earnings per common and common
 equivalent share                                          $.37        ($.69)


The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Nine Months Ended
                                                           September 30,
                                                        1997         1996

Interest income:
 Interest and fees on loans                          $3,085,984   $2,903,686
 Interest on investment securities                      599,853      348,727
 Interest on federal funds sold                         145,551       33,211

Total interest income                                 3,831,388    3,285,624

Interest expense:
 Interest on deposits                                 1,686,336    1,612,305
 Interest on borrowed funds                             435,779      142,311

Total interest expense                                2,122,115    1,754,616

Net interest income                                   1,709,273    1,531,008
Provision for loan losses                                26,414       94,764
 Net interest income after
 provision for loan losses                            1,682,859    1,436,244

Noninterest income:
 Gain on sale of loans and real estate owned             40,717       38,030
 Other noninterest income                               247,760      162,023

Total noninterest income                                288,477      200,053

Noninterest expense:
 Salaries and employee benefits                         682,594      681,255
 Occupancy expenses                                     266,834      224,534
 Deposit insurance premiums                              34,419       91,825
 SAIF special assessment                                      0      274,921
 Professional fees                                       85,532       97,594
 Data processing fees                                   144,880      154,558
 Other operating expenses                               321,823      250,548

     Total noninterest expense                        1,536,082    1,775,235

Income before income tax expense (benefit)              435,254     (138,938)

Income tax expense (benefit)                            178,533      (63,200)

Net income (loss)                                    $  256,721   $  (75,738)

Earnings per common and common
 equivalent share                                         $1.02        ($.30)


The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                          Nine Months Ended
                                                            September 30,
                                                          1997        1996

Cash flows from operating activities:
 Net Income (loss)                                    $  256,721  $  (75,738)
 Depreciation, amortization and accretion                102,520     108,408
 Provision for loan losses                                26,414      94,764
 Provision for losses on foreclosed real estate                0      41,000
 Net gain on sale of mortgage loans                       (6,717)     (5,948)
 Net gain on sale of real estate owned                   (34,492)    (32,082)
 ESOP expense                                             35,487      32,479
 Net change in loans held for sale                       112,474     459,294
 Changes in operating assets and liabilities-
   Increase (decrease) in other assets                    22,375    (226,232)
   Increase in other liabilities                          78,394     125,409
 Net cash provided by operating activities            $  593,166  $  521,354

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate        254,586     153,158
 Proceeds from maturities of investment securities
   held to maturity                                    3,323,386   1,240,000
 Proceeds from maturities and calls of investment
   securities available for sale                         628,281     758,226
 Purchases of investment securities held to maturity  (4,600,364)   (681,702)
 Purchases of investment securities
   available for sale                                          0    (497,372)
 Net increase in loans receivable                     (2,866,287) (3,469,057)
 (Purchase) redemption of FHLB stock                      50,000     104,200
 Net purchase of fixed assets                           (414,082)    (55,241)
  Net cash used in investing activities               (3,724,490) (1,988,494)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                              530,117     199,324
 Net increase in time deposits                         5,842,346     345,703
 Proceeds from FHLB and other borrowings               4,000,000   5,500,000
 Payment on FHLB advances and other borrowings        (4,018,661) (2,517,145)
 Net increase in advances from borrowers for
  taxes and insurance                                   (408,103)   (559,678)
 Proceeds from exercise of stock options                       0      24,907
 Dividends paid                                         (115,332)    (77,055)
 Purchase of treasury shares                                   0    (221,595)
 Net cash provided by financing activities             5,830,367   2,694,461

Net increase in cash and cash equivalents              2,699,053     768,027
Cash and cash equivalents at beginning of period       2,125,929   2,397,018
Cash and cash equivalents at end of period            $4,824,982  $3,165,045

Cash paid during the period for:
  Interest                                            $2,151,726  $1,754,616
  Income taxes                                            68,000      20,000

The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion
Banc Corp. (the "Company"), Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1996, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, and its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month period ended September 30, 1997 and 1996. All adjustments made to the unaudited interim financial information were of a recurring nature.


Note 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                               September 30, 1997       December 31, 1996
                               Amortized    Market     Amortized     Market
                                 Cost        Value        Cost       Value

Mortgage-backed securities    $3,211,182  $3,337,400   $3,850,505  $3,945,700


Note 3 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                   September 30, 1997       December 31, 1996
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

U.S. Treasury Securities         $  607,318  $  607,688   $2,872,670  $2,875,100

U.S. Agencies                     2,001,719   2,000,940            0           0

State and political
 subdivision securities                   0           0      200,218     201,400

Mortgage-backed securites         5,913,666   5,948,705    4,129,590   4,106,600

Corporate obligations                99,988     100,085       99,910     100,700
                                 $8,622,691  $8,657,418   $7,302,388  $7,283,800



NOTE 4 - LOANS RECEIVABLE:

Loans consist of the following:
                                                  September 30,  December 31,
                                                     1997           1996

Real estate loans:
     Secured by one-to-four family property       $39,425,271    $38,734,967
     Secured by other properties                    2,380,218      2,234,372
     Construction loans                             1,144,451        578,318
                                                   42,949,940     41,547,657
Other loans:
     Automobile loans                                 105,847        129,271
     Home improvement loans                         6,946,553      4,959,798
     Other                                            796,747      1,106,331
                                                    7,849,147      6,195,400
Less:
     Undisbursed portion of loans                    (550,454)      (278,927)
     Net deferred loan origination costs               42,566         22,905
     Allowance for loan losses                       (270,191)      (305,900)
                                                     (778,079)      (561,922)

                                                  $50,021,008    $47,181,135


NOTE 5 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Nine-months ended
                                                       September 30,
                                                     1997          1996

Balance at beginning of period                    $305,900       $244,100
  Provision expense                                 26,414         94,764
  Charge-offs                                       62,123         29,640

Balance at end of period                          $270,191       $309,224


NOTE 6 - EARNINGS PER SHARE:

Earnings per share is determined by dividing income for the period by the weighted average number of common and common equivalent shares. Stock options are regarded as common stock equivalents, whereas ESOP shares not committed to be released are not considered outstanding for purposes of calculating earnings per share. The weighted average number of shares used in the computation of earnings per share was 251,286 and 252,501 for the nine month period ended September 30, 1997 and September 30, 1996, respectively and 253,526 and 242,498 for the three month period ended September 30, 1997 and September 30, 1996, respectively. There is no material difference between primary and fully diluted earnings per share.





                                ALBION BANC CORP.
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                SEPTEMBER 30, 1997



Financial Condition

Total assets of Albion Banc Corp. were $70.8 million as of September 30, 1997, an increase of $6.2 million or 9.6% over total assets as of December 31, 1996. Deposits, the Company's primary source of funds, increased $6.4 million or 13.1% to $54.9 million at September 30, 1997. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at September 30,1997, unchanged from the $9.0 million at December 31, 1996.

Investment securities available for sale, primarily mortgage-backed securities, decreased from $3.9 million at December 31, 1996 to $3.3 million at September 30, 1997. This decrease can be attributed to normal principal paydowns of mortgage-backed securities. Proceeds from principal paydowns were reinvested primarily in real estate loans, consumer loans and securities held to maturity.

Investment securities held to maturity, primarily mortgage-backed securities, U.S. Treasury and government agency securities, corporate bonds and municipal obligations, increased from $7.3 million at December 31, 1996 to $8.6 million at September 30, 1997. This increase can be attributed to the purchase of $2.0 million in government agency securities, $.6 million in U.S. Treasury securities and $2.0 million in mortgage-backed securities. These purchases were offset by $3.1 million in normal maturities and paydowns in the portfolio.

Total loans receivable as of September 30, 1997 were $50.3 million, an increase of $2.8 million over total loans at December 31, 1996. The majority of this increase occurred in consumer loans, primarily home equity loans which increased by $2.0 million over the respective balance at December 31, 1996. Real estate loans secured by one-to-four family properties increased by $.7 million and real estate loans secured by other properties, including construction loans as of September 30, 1997, increased by $.7 million during the period.

The Company's shareholders' equity increased $200,955 or 3.4%, from $5,863,587 at December 31, 1996 to $6,064,542 at September 30, 1997. This increase is due primarily to earnings in the first three quarters and the resulting increase in equity, offset by cash dividends on common stock of $115,332. The Company's equity as a percentage of total assets at September 30, 1997 was 8.6% and exceeds all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 5% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At September 30, 1997, the Association's liquidity ratio was 14.2%, exceeding the minimum required.
Federal funds sold at September 30, 1997 amounted to $4,000,000. These funds are available immediately to meet upcoming obligations. The Company has not sold any investments prior to maturity and has not transferred any securities between its available for sale and held to maturity categories.


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996

Net Income. Net income of $256,721 for the nine months ended September 30, 1997 represents an increase of $332,459 from the $(75,738) loss in the comparable period ended September 30, 1996.

Net Interest Income. Net interest income increased to $1,709,273 for the nine months ended September 30, 1997, up 11.6% from $1,531,008 earned during the nine month period ended September 30, 1996. This increase is due primarily to growth in the balance sheet, primarily loans and investment securities, as the Company's net interest margin has remained relatively constant. Total interest income increased 16.6% or $545,764 during the period while total interest expense increased 20.9% or $367,499.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $26,414 for the nine months ended September 30, 1997, a decrease of $68,350 from the comparable period in 1996. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at September 30, 1997 was $270,191 or .53% of total loans, compared to $305,900, or .64% of total loans at December 31, 1996. The decrease in the allowance for possible loan losses was due primarily to a $40,000 write-down of three participation mortgage loan pools during the period. The decrease in the provision provision during the first nine months was due primarily to management's quarterly analysis of the Association's loan portfolio. In the prior year, management increased the provision due to deterioration in the credit quality of three participation mortgage loan pools.

Noninterest Income. Noninterest income for the nine month period ended September 30, 1997 was $288,477 compared with $200,053 during the same period in the prior year. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion
Corp. Included in September 30, 1997 and September 30, 1996 results was nonrecurring loan recovery income related to profits on the sale of real estate owned of $34,476 and $32,082 respectively.

Noninterest Expense. Noninterest expense for the nine month period ended September 30, 1997, was $1,536,082, a decrease of 13.5% from the $1,775,235 recorded for the same period in the prior year. This decrease is primarily the result of decreased deposit insurance premiiums of $57,406 or 62.5% due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund and the one-time charge of $274,921 associated withe that recapitalization in the prior year. Other decreased expenses include: professional fees of $12,062 or 12.4% and data processing fees of $9,678 or 6.3%. These decreases were partially offset by increases in the following: occupancy expenses of $42,300 or 18.8%; and other operating expenses of $71,275 or 28.4%. These increases were primarily the result of general increases in overall business volume and included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system.


Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996

Net Income. Net income of $93,259 for the three months ended September 30, 1997 represents an increase of $261,050 from the $(167,791) loss in the comparable period ended September 30, 1996.

Net Interest Income. Net interest income increased to $586,929 for the three months ended September 30, 1997, up 9.9% from $534,161 earned during the three month period ended September 30, 1996. This increase is due primarily to growth in the balance sheet, primarily loans and investment securities. Total interest income increased 19.9% or $221,529 during the period while total interest expense increased 29.1% or $168,761.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $9,000 for the three months ended September 30, 1997, a decrease of $67,764 from the $9,000 in the comparable period in 1996. In the prior year, management increased the provision due to deterioration in the credit quality of three participation mortgage loan pools.

Noninterest Income. Noninterest income for the three month period ended September 30, 1997 was $90,514 compared with $63,487 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the three month period ended September 30, 1997 was $512,614, a decrease of 35.5% from the 794,974 recorded for the same period in the prior year. This decrease is primarily the result of decreased deposit insurance premiums of $19,904 or 63.0% due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund and the one-time charge of $274,921 associated with that recapitalization in the prior year. Other decreased expenses include: salaries and employee benefits of $13,271 or 6.0%; and professional fees of $9,504 or 27.9%. These decreases were partially offset by increases in the following: occupancy expenses of $22,826 or 29.7%; and other operating expenses of $14,930 or 14.4%. These increases were primarily the result of general increases in overall business volume and supplies associated with the Company's new in-house data processing system.

New Accounting Pronouncement. SFAS No. 128, "Earnings per Share", was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. This statement replaces the presentation of primary earnings per share (EPS) previously required by Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share", with basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarters ended September 30, 1997 and 1996, the change in the EPS amounts would not have been material.














































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

                                Albion Banc Corp.
                                   (Registrant)



Dated: November 1, 1997                              \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: November 1, 1997                              \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: November 1, 1997                              \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.