Form 10QSB/A
period 1997-09-30
ALBION BANC CORP
filed 1997-11-21
CIK 899654

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          Nine Months Ended
                                                            September 30,
                                                          1997        1996
Cash flows from operating activities:
 Net Income (loss)                                    $  256,721  $  (75,738)
 Depreciation, amortization and accretion                102,520     108,408
 Provision for loan losses                                26,414      94,764
 Provision for losses on foreclosed real estate                0      41,000
 Net gain on sale of mortgage loans                       (6,717)     (5,948)
 Net gain on sale of real estate owned                   (34,492)    (32,082)
 ESOP expense                                             35,487      32,479
 Net change in loans held for sale                       112,474     459,294
 Changes in operating assets and liabilities-
   Increase (decrease) in other assets                    22,365    (226,232)
   Increase in other liabilities                          78,394     125,409
 Net cash provided by operating activities            $  593,166  $  521,354

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate        254,586     153,158
 Proceeds from maturities of investment securities
   held to maturity                                    3,323,386   1,240,000
 Proceeds from maturities and calls of investment
   securities available for sale                         628,281     758,226
 Purchases of investment securities held to maturity  (4,600,364)   (681,702)
 Purchases of investment securities
   available for sale                                          0    (497,372)
 Net (increase) decrease in loans receivable          (2,866,287) (3,469,057)
 (Purchase) redemption of FHLB stock                      50,000     104,200
 Net purchase of fixed assets                           (414,082)    (55,241)
  Net cash used in investing activities               (3,724,480) (2,447,788)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                              530,117     199,324
 Net increase in time deposits                         5,842,346     345,703
 Proceeds from FHLB and other borrowings               4,000,000   5,500,000
 Payment on FHLB advances and other borrowings        (4,018,661) (2,517,145)
 Net increase in advances from borrowers for
  taxes and insurance                                   (408,103)   (559,678)
 Proceeds from exercise of stock options                       0      24,907
 Dividends paid                                         (115,332)    (77,055)
 Purchase of treasury shares                                   0    (221,595)
 Net cash provided by financing activities             5,830,367   2,694,461

Net increase in cash and cash equivalents              2,699,053     768,027
Cash and cash equivalents at beginning of period       2,125,929   2,397,018
Cash and cash equivalents at end of period            $4,824,982  $3,165,045

Cash paid during the period for:
  Interest                                            $2,151,726  $1,754,616
  Income taxes                                            68,000      20,000

The accompanying notes are an integral part of these consolidated financial statements.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                Albion Banc Corp.
                                   (Registrant)



Dated: November 21, 1997                             \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: November 21, 1997                             \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: November 21, 1997                             \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.