Form 10KSB40
period 1997-12-31
ALBION BANC CORP
filed 1998-03-30
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                    ___________________________

                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:  0-22038

                          ALBION BANC CORP.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                      16-1435160
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization

48 North Main Street, Albion, New York               14411-0396
--------------------------------------  ------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (716) 589-5501
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $0.01 per share
              ---------------------------------------
                         (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES x  NO
                                                    ---   ---

   Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Smallcap Market under the symbol "ALBC" on March 27, 1998, was $7,689,068 (750,153 shares at $10.25 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.


   The registrant's revenues for the fiscal year ended December 31, 1997 were $5,573,983.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)   Yes    No X
                                                               ---   ---

                              PART I


Item 1.  Description of Business
--------------------------------

         Albion Banc Corp. (the "Company"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") (the Company and Albion Federal shall at times be referred to as the "Company") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on July 23, 1993. At December 31, 1997, the Company had total assets of $71.7 million, total deposits of $54.9 million and shareholders' equity of $6.2 million. The Company has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

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

         The Association provides its customers with a full array of community banking services. The Association is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At December 31, 1997, the Association's loans totaled $53.3 million, or 74.3% of total assets, including $43.0 million, or 80.3%, of gross loans secured by one-to-four family properties, $2.2 million, or 4.1% of gross loans secured by other real estate properties and $7.9 million of consumer loans, or 14.8% of gross loans. Of the Association's residential mortgage loans secured by one-to-four family and other real estate properties, $29.6 million, or 68.4%, are fixed-rate loans and $13.7 million, or 31.6%, are adjustable rate residential mortgage loans (collectively referred to as ARMs).

         On July 19, 1995, the Association entered into a Supervisory Agreement with the OTS in connection with the Association's OTS examination. The agreement required the Association to develop policies and procedures primarily relating to its internal operations. In connection with the agreement, the Association took the necessary steps to develop and implement the policies and procedures required by the Supervisory Agreement. Effective August 25, 1997, the Supervisory Agreement was terminated by the OTS.

Selected Consolidated Financial Information

         This information is incorporated by reference from page 2 of the 1997 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid

         This information is incorporated by reference from page 11 of the Annual Report.

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


                          1997 Compared to 1996   1996 Compared to 1995   1995 Compared to 1994
                           Increase (Decrease)     Increase (Decrease)     Increase (Decrease)
                                 Due to                  Due to                  Due to
                          ---------------------   ---------------------   ---------------------
                                           Rate/                   Rate/                   Rate/
                          Rate Volume Volume Net  Rate Volume Volume Net  Rate Volume Volume Net
                          ---- ------ ------ ---  ---- ------ ------ ---  ---- ------ ------ ---
                                                       (In thousands)
Interest-earning assets:
 Real estate loans . . .  $ 46  $ 69   $ 1  $116  $ 44  $135   $ 2  $181  $ 73  $146   $  4  $223
 Consumer loans. . . . .     5   155     1   161   (14)   13    (1)   (2)    4    80      1    85
                          ----  ----   ---  ----  ----  ----   ---  ----  ----  ----   ----  ----
  Total loans. . . . . .    51   224     2   277    30   148     1   179    77   226      5   308
 Mortgage-backed
  securities . . . . . .    19   303    33   355    10    12     1    23    82     2      1    85
 Investment securities .    (3)  (35)    1   (37)   (8)  (26)    1   (33)  234   (43)   (43)  148
 Daily interest-earning
  deposits . . . . . . .    --    --    --    --    --    --    --    --    --    --     --    --
 Other interest-earning
  assets . . . . . . . .    (6)  162   (13)  143   (10) (116)    5  (121)   (5)   12     (2)    5
                          ----  ----   ---  ----  ----  ----   ---  ----  ----  ----   ----  ----
Total net change in
 income on interest-
 earning assets. . . . .    61   654    23   738    22    18     8    48   388   197    (39)  546
                          ----  ----   ---  ----  ----  ----   ---  ----  ----  ----   ----  ----

Interest-bearing liabilities:
 Interest-bearing
  deposits . . . . . . .   (27)  197    (2)  168   (73)  161    (6)   82   441   192     63   696
 FHLB advances and
  other borrowings . . .    24   284    27   335     9  (192)   (4) (187)  136  (114)   (34)  (12)
                          ----  ----   ---  ----  ----  ----   ---  ----  ----  ----   ----  ----
Total net change in
 expense on interest-
 bearing liabilities . .    (3)  481    25   503   (64)  (31)  (10) (105)  577    78     29   684
                          ----  ----   ---  ----  ----  ----   ---  ----  ----  ----   ----  ----

Net change in net
 interest income . . . .  $ 64  $173   $(2) $235  $ 86  $ 49   $18  $153  $(189)$119   $(68) $(138)
                          ====  ====   ===  ====  ====  ====   ===  ====  ===== ====   ====  =====


                                            2

Interest Rate Risk Exposure

         The following table sets forth the interest rate risk exposure of the Association's portfolio based on OTS data at December 31, 1997.

         Interest Rate Sensitivity of Net Portfolio Value ("NPV")

                                                       NPV as % of
                                                Portfolio Value of Assets
                     Net Portfolio Value        -------------------------
Change      ---------------------------------     NPV
in Rates    $ Amount   $ Change(1)   % Change   Ratio(2)        Change(3)
--------    --------   -----------   --------   --------        ---------
                          (Dollars in thousands)

+400 bp     $3,357     $(4,093)        (54)%     5.23%           (517) bp
+300 bp      4,744      (2,906)        (38)      6.82            (358) bp
+200 bp      5,896      (1,754)        (23)      8.30            (210) bp
+100 bp      6,923        (727)        (10)      9.55             (85) bp
   0 bp      7,650                              10.40
-100 bp      7,979         329           4      10.73              33  bp
-200 bp      8,103         453           6      10.82              42  bp
-300 bp      8,334         684           9      11.02              62  bp
-400 bp      8,783       1,133          15      11.47             107  bp

------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The above table illustrates, for example, that at December 31, 1997 an instantaneous 200 basis point increase in market interest rates would reduce the Association's NPV by approximately $1,754,000, or 23%, and an instantaneous 200 basis point (bp) decrease in market interest rates would increase the Association's NPV by approximately $453,000, or 6%.

         Certain assumptions utilized by the OTS in assessing the interest rate risk of a savings association within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Lending Activities

         General. The principal lending activity of the Association is the origination of first mortgage loans secured by residential properties, and, to a lesser extent, commercial real estate loans. In addition, the Association currently offers a variety of consumer loans such as home equity loans, home equity lines of credit and auto loans. The Association's net loans totaled approximately $53.0 million at December 31, 1997, representing approximately 73.9% of its total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                            At December 31,
                           -------------------------------------------------
                                1997             1996             1995
                           ---------------  ---------------  ---------------
                           Amount  Percent  Amount  Percent  Amount  Percent
                           ------  -------  ------  -------  ------  -------
                                         (Dollars in thousands)

Real Estate Loans:
 One-to-four family
 residential . . . . . .   $43,024   80.3% $39,393    81.4%  $36,122    80.7%
 Commercial(1) . . . . .     2,204    4.1    2,234     4.6     2,594     5.8
 Construction(2) . . . .       413    0.8      578     1.2       652     1.4
                           -------   ----  -------    ----   -------    ----
  Total real estate
   loans . . . . . . . .    45,641   85.2   42,205    87.2    39,368    87.9

Other Loans:
 Automobile. . . . . . .       100    0.2      129     0.3       229     0.5
 Home improvement and second
  mortgage loans . . . .     7,152   13.3    4,960    10.2     3,997     8.9
  Other. . . . . . . . .       688    1.3    1,106     2.3     1,187     2.7
                           -------   ----  -------    ----   -------    ----
   Total other loans . .     7,941   14.8    6,195    12.8     5,413    12.1
                           -------   ----  -------    ----   -------    ----

   Gross loans . . . . .    53,582   100.0% 48,400   100.0%   44,781   100.0%
                                     =====           =====             =====

Less:
 Undisbursed loans in
  process. . . . . . . .      (327)           (279)             (487)

 Net deferred loan origination
  costs (fees) . . . . .        39              23                (1)

 Allowance for loan
  losses . . . . . . . .      (276)           (306)             (244)
                           -------         -------           -------
 Total loans, net. . . .   $53,017         $47,838           $44,049
                           =======         =======           =======
---------------
(1) Commercial mortgage loans include mortgages on multi-family residential real estate and other commercial properties.
(2) All construction loans originated by Albion Federal represent permanent financings.

         One-to-Four Family Residential Loans. The primary lending activity of the Association has been the origination of mortgage loans to enable borrowers to purchase/refinance existing homes or to construct new single-family homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1997, approximately $43.0 million, or 80.3% of the Association's gross loan portfolio consisted of loans secured by one-to-four family residential real estate. The Association offers long-term, fixed rate mortgage loans and adjustable-rate mortgage loans.

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

         During fiscal year 1997, the demand for ARM's decreased in connection with a flattening of the yield curve and the decline in long-term interest rates. Therefore, the Association experienced a decrease in its origination of residential ARM's and the portfolio decreased to $13.6 million at December 31, 1997 from $15.5 million at December 31, 1996.

         During the year ended December 31, 1997the Association's total single-family mortgage loan originations were $8.1 million of which $172,000, or 2.1% were subject to periodic interest rate adjustments and $7.9 million or 97.9% were long-term, fixed rate loans.

         The Association underwrites ARMs based on the borrower's ability to repay the loan assuming the fully indexed accrual rate on the ARM remained constant during the loan term. As a result, the potential for a substantial increase in interest payments on ARMs is lessened, as is the likelihood of delinquencies and defaults.

         Since October 1990, the Association has originated long-term, fixed-rate loans under guidelines established by the Federal National Mortgage Association ("FNMA"), which facilitates the sale of such loans in the secondary market with servicing retained by the Association. The Association's long-term, fixed-rate loans typically are originated with terms of 15 to 30 years, amortized on a monthly basis with principal and interest due each month. A determination is made at the time of origination whether the loan is held for sale. At December 31, 1997, the Association had $43.0 million of one-to-four family residential fixed rate loans outstanding.

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

         At December 31, 1997, the Association had $413,200 in interim construction loans in its portfolio. All of these loans are residential construction loans for single family dwelling units and all automatically convert into permanent residential real estate loans.

         Multi-Family Residential Loans. At December 31, 1997, the Association had six loans secured by multi-family dwelling units which it originated and retained the entire interest, that totalled $522,081, or 1.0%, of the
Association's gross loan portfolio.    Multi-family real estate loans are
generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans, and are similar to the risks associated with commercial real estate lending. See " -- Commercial Real Estate Loans."

         At December 31, 1997, the Association's largest multi-family residential loan was a $141,166 loan secured by a 8-unit apartment complex in the Association's primary market area. At December 31, 1997, the Association did not have any multi-family residential loans which the Association originated and retained the entire interest, and which were delinquent 120 days or more. See "-- Nonperforming Assets and Delinquencies."

         Commercial Real Estate Loans. Federal regulations permit federal savings and loan associations and savings banks to invest in non-residential real estate loans up to 400% of their capital as computed under generally accepted accounting principles ("GAAP") plus general loan loss reserves. At December 31, 1997, this would limit the Association's aggregate non-residential real estate loans to approximately $22.4 million. At such time, the Association had commercial real estate loans outstanding of $1.7 million. The commercial real estate loans originated by the Association are primarily secured by retail outlets, churches, hospitals, warehouses and office buildings.

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

         Consumer Loans. At December 31, 1997, the Association's consumer loan portfolio was $7.9 million, or 14.8%, of the gross loan portfolio. Of this amount, $7.2 million were home improvement and home equity loans secured by first or second liens on residential real estate that the Association originates using similar underwriting standards as utilized with residential first mortgage loans.

         Albion Federal currently offers a variety of consumer loans, including loans secured by mortgages on real estate for home improvement, debt consolidation and other purposes, and savings account loans. The majority of such loans are secured by a first or second mortgage on residential property. The Association actively solicits these types of loans by contacting their borrowing customers directly. The Association offers fixed and adjustable rate home equity loans which are made for a maximum of $150,000 and are secured by a first or second lien on one-to-four family properties. The maximum term for fixed rate home equity loans is 15 years and 20 years for variable rate loans. For the adjustable rate loans, during the initial five years, the borrower may take draws against the line of credit up to their credit limit. After the initial five year period, the pay-back period commences over the remaining 15 years of the loan. One additional five year draw period may be made available to the borrower at the Association's discretion. Home equity lines of credit programs have interest rates varying from the prime rate to the prime rate plus a margin of 1.20% or 1.45%, depending upon the amount of the loan. The Association's lending policies generally limit the maximum loan-to-value on home equity loans to 80% of the appraised value of the underlying residential property. The Association's average home equity loan is approximately $20,670.

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

Loan Maturity and Repricing

         The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans and mortgage-backed securities maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and nonperforming loans.

                                      One    Three    Five
                              Within  to     to       to       Beyond
                              One     Three  Five     Ten      Ten
                              Year    Years  Years    Years    Years   Totals
                              ----    -----  -----    -----    -----   ------

Real estate mortgages. . . . $15,057  $265  $  854   $3,365   $23,758  $43,299
Commercial real estate . . .     317   160      --      245       966    1,688
Construction . . . . . . . .     413    --      --      --         --      413
Consumer . . . . . . . . . .   3,582   272     424    1,094     2,521    7,893
Mortgage-backed securities .      --    --      --       64     9,803    9,867
                             -------  ----  ------   ------   -------  -------
  Total. . . . . . . . . . . $19,369  $697  $1,278   $4,768   $37,048  $63,160
                             =======  ====  ======   ======   =======  =======

         The following table sets forth all loans and mortgage-backed securities due one year after December 31, 1998 which have fixed interest rates and have floating or adjustable interest rates.

                                 Fixed           Floating or
                                 Rates        Adjustable Rates
                                 -------      ----------------
                                      (In thousands)

Real estate mortgages. . . . . . $28,043          $  199
Commercial real estate . . . . .   1,105             266
Construction . . . . . . . . . .      --              --
Consumer . . . . . . . . . . . .   3,754             557
Mortgage-backed securities . . .   5,912           3,955
                                 -------          ------
  Total. . . . . . . . . . . . . $38,814          $4,977
                                 =======          ======

         Mortgage Loan Solicitation and Processing. Prior to 1992, the Association's main source of loans was walk-ins and, to a lesser degree, broker related. Subsequent to 1992, loan originations have been derived through the

Association's sales representative as well as walk-ins. Advertising in local newspapers promotes loan products to the public in general. The present customer base and walk-in traffic are solicited through stuffers, brochures, lobby signs, and, occasionally through direct mail. Telephone inquiries are also used.

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

         In addition to selling one-to-four family loans, Albion Federal has occasionally purchased loans originated by other financial institutions, secured by one-to-four family residential properties located outside of its primary market area. The Association's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. The Association has not purchased any whole loans since 1986. At December 31, 1997, the Association had $591,740 in whole loans which were purchased by the Association and which are serviced by the Association, and $135,694 in mortgage pool securities which are serviced by others.

         The following table shows the dollar amount of loans originated, purchased, sold and repaid during the periods indicated.

                                                Year Ended December 31,
                                             ----------------------------
                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)

Total loans at beginning of period . . . .   $48,400     $44,781     $48,370
                                             -------     -------     -------

Real estate loans originated:
 One-to-four family residential. . . . . .     6,300       7,076       1,473
 Multi-family residential and
  commercial real estate . . . . . . . . .       767         185         150
 Construction loans(1) . . . . . . . . . .     1,892       2,242         842

Other loans originated:
 Consumer. . . . . . . . . . . . . . . . .     4,548       2,586       1,553
 Other loans . . . . . . . . . . . . . . .        --          --          --
                                             -------     -------     -------
  Total loans originated . . . . . . . . .    13,507      12,089       4,018

Real estate loans purchased. . . . . . . .        --          --          --

Loans sold:
 Total one-to-four family residential
  mortgages. . . . . . . . . . . . . . . .      (507)       (459)     (2,101)
                                             -------     -------     -------
   Total loans sold. . . . . . . . . . . .      (507)       (459)     (2,101)
                                             -------     -------     -------

Loan principal repayments. . . . . . . . .    (8,145)     (7,718)     (5,506)

Transfers to foreclosed real estate(2) . .        --        (293)         --
                                             -------     -------     -------
Net loan activity. . . . . . . . . . . . .     4,855       3,619      (3,589)
                                             -------     -------     -------

Total loans at end of period . . . . . . .   $53,255     $48,400     $44,781
                                             =======     =======     =======
---------------------
(1) All construction loans originated by Albion Federal represent permanent financings.
(2)  Activity represents transfers from loans receivable to real estate owned.

         Loan Commitments. The Association issues commitments for fixed and adjustable rate one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, subject to interest rate change if the loan does not close within the specified expiration date. The Association had outstanding net loan commitments of approximately $1.5 million at December 31, 1997. See Note 13 of Notes to Consolidated Financial Statements.

         Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The Association usually charges discount points of 0% to 2% on one- to-four family residential real estate loans and on long-term multi-family residential loans and a 1% origination fee on residential construction loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Association had $38,935 of net deferred loan costs at December 31, 1997.

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

         The table below sets forth the amounts and categories of nonperforming assets in the Association's loan portfolio at the dates indicated. Loans are placed on non-accrual status through the establishment of a reserve for uncollected interest when the loan becomes more than 90 days delinquent and collection of interest becomes doubtful. The Association does not recognize income on non-accrual loans. At December 31, 1997, uncollected cumulative interest totaled $10,254. The Association would have recorded interest income of $10,970, $14,470, and $8,926 on non-accrual loans during the years ended December 31, 1995, 1996, 1997, respectively, if such loans had been performing during such periods. The Association did not recognize interest income on loans placed on a non-accrual basis during the years ended December 31, 1995, 1996 and 1997, respectively. Foreclosed assets include assets acquired in settlement of loans. During the periods shown, the Association had no troubled debt restructured loans within the meaning of Statement of Financial Accounting Standards ('SFAS'), No. 15., 'Accounting By Debtors and Creditors for Troubled Debt Restructurings.'

                                                Year Ended December 31,
                                             ----------------------------
                                             1997        1996        1995
                                             ----        ----        ----
                                                    (In thousands)

Loans accounted for on a nonaccrual basis:
  Real estate:
   One-to-four family residential. . . . . . $276        $252        $252
   Commercial. . . . . . . . . . . . . . . .   --          --          70
                                             ----        ----        ----
     TOTAL . . . . . . . . . . . . . . . . .  276         252         322
                                             ----        ----        ----

Accruing loans which are contractually
  past due 90 days or more . . . . . . . . .   --          --          --

Total of nonaccrual and 90 days past
  due loans. . . . . . . . . . . . . . . . .  276         252         322
Foreclosed real estate . . . . . . . . . . .   --         211          20
                                             ----        ----        ----
  Total nonperforming assets . . . . . . . . $276        $463        $342
                                             ----        ----        ----

Total loans delinquent 90 days or more
  to net loans . . . . . . . . . . . . . . .  0.5%        0.5%        0.5%


Total loans delinquent 90 days or more
  to total assets. . . . . . . . . . . . . .  0.4%        0.4%        0.4%

Total nonperforming assets to total
  assets(1). . . . . . . . . . . . . . . . .  0.4%        0.7%        0.5%

------------------
(1) Total nonperforming assets include total nonaccrual and 90 days past due loans and real estate owned.

         The decrease in total nonperforming assets from $463,000 at December 31, 1996 to $276,000 at December 31, 1997 can be attributed to the liquidation of all real estate owned and the write off of a portion of three participation mortgage loan pools.

         Asset Classification. Federal regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a special mention category, described as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss.
A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 1997, there were no unclassified assets which should have been classified because management knew about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with existing repayment terms.

         At December 31, 1997, 1996 and 1995 the aggregate amounts of the Association's classified assets, and of the Association's general and specific allowances and charge-offs for the period then ended were as follows:

                                              At December 31,
                                       ----------------------------
                                       1997        1996        1995
                                       ----        ----        ----
                                              (In thousands)
Classified assets:
  Doubtful . . . . . . . . . . .      $ 26         $ --      $   --
  Substandard assets . . . . . .       250          372         401
  Special mention. . . . . . . .       541          510       1,150

Loan loss allowance:
  General loss allowances. . . .       276          306         244
  Specific loss allowances . . .        --           --          --
Net charge-offs. . . . . . . . .        65           78          16

         The following is a discussion of the Association's major substandard loans at December 31, 1997:

         The Association's largest nonperforming asset(s) consists of three participation mortgage loan pool securities that totalled $135,695 at December 31, 1997. The securities were purchased in 1987 from Thrift Association Service Corporation (TASCO) and are secured by one-to-four family properties. Payments from TASCO ceased during May 1996 and resumed in April 1997. The Association charged-off $44,429, representing the payments collected during that period and retained by the FDIC for expenses incurred in foreclosure actions and previous payments advanced in error. The Association's loan loss allowance includes $36,957 based on the classification of the remaining TASCO pool balances.

         Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs and estimated costs to sell are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At December 31, 1997, the Association did not have any real estate owned.

         Allowance for Loan Losses. The Association's management, at least quarterly, evaluates the need to establish reserves against losses on loans based on estimated losses on specific loans when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The Association established provisions for loan losses for the years ended December 31, 1995, 1996 and 1997, of approximately $36,000, $140,239 and
$35,414, respectively. The fluctuation in the annual provision for loan losses is the result of management's assessment of economic conditions and such provisions are computed based on management's established loan review process. In 1996, the provision for loan losses totalled $140,239, an increase of $104,239 from 1995. This increase in the provision between the periods was principally driven by deterioration in the credit quality of three participation mortgage loan pools with an outstanding balance of $212,000. In fiscal 1997, the provision for loan losses totalled $35,414, a decrease of $104,825 from 1996. The Association's ratio of nonperforming assets to total assets remained low at .39%, while the ratio of allowance for loan losses to total loans decreased to .52% during the period.
 Although the Association believes its provision for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

         At December 31, 1997 the Association had an allowance for loan losses of $276,300 which represented .52% of total loans. Management believes that loan loss reserves were adequate at December 31, 1997. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

Loan Loss Allowance Analysis

         The following table sets forth an analysis of the Association's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                         Year  Ended December 31,
                                       ----------------------------
                                       1997        1996        1995
                                       ----        ----        ----
                                         (Dollars in thousands)

Allowance at beginning of period . .   $306        $244        $224
Provision for loan losses. . . . . .     35         140          36

Net charge offs:
  Residential real estate. . . . . .    (54)        (58)         --
  Commercial real estate . . . . . .     --          (4)         --
  Consumer loans . . . . . . . . . .    (11)        (16)        (16)
                                       ----        ----        ----
           Net charge offs . . . . .    (65)        (78)        (16)
                                       ----        ----        ----

    Allowance at end of period . . .   $276        $306        $244
                                       ====        ====        ====

Ratio of allowance to total loans
  outstanding at the end of the
  period . . . . . . . . . . . . . .    0.5%        0.6%        0.6%

Ratio of net charge offs to average
  loans outstanding during the
  period . . . . . . . . . . . . . .    0.1%        0.2%         --

Allowance for Loan Losses by Category

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.


                                            At December 31,
                        ------------------------------------------------------
                              1997              1996              1995
                        ------------------ ----------------- -----------------
                                 Loan              Loan              Loan
                                 Category          Category          Category
                                 as a % of         as a % of         as a % of
                                 Out-              Out-              Out-
                                 stand-            stand-            stand-
                                 ing               ing               ing
                        Amount   Loans    Amount   Loans     Amount  Loans
                        ------   -----    ------   -----     ------  -----
                                         (Dollars in thousands)

Real estate loans:
  One-to-four family
     residential . . .  $196     80.8%    $218     81.4%     $120    80.2%
  Commercial . . . . .    26      4.1       34      4.6        25     5.8
  Construction . . . .     3      0.2        8      1.2         6     1.9
Consumer . . . . . . .    51     14.9       46     12.8        93    12.1
                        ----    -----     ----    -----      ----   -----

  Total allowance for
   loan losses . . . .  $276    100.0%    $306    100.0%     $244   100.0%
                        ====    =====     ====    =====      ====   =====


Investment Activities

         Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-New York, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets by regulation. See "Regulation of Albion Federal -- Liquidity Requirements." The Association may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation of Albion Federal". The balance of the Association's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities.
At December 31, 1997, the Association's regulatory liquidity was 9.9% which is in excess of the required 4%. It is the intention of management to hold securities with short maturities in the Association's investment portfolio in order to enable the Association to match more closely the interest-rate sensitivities of its assets and liabilities.

         The Association periodically invests in mortgage-backed securities, insured or guaranteed by either the Government National Mortgage Association ("GNMA"), FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). All of the mortgage-backed securities in the portfolio have coupon rates as of December 31, 1997, ranging from 7.3% to 10.3% with a weighted average yield of 7.6% for the year ended December 31, 1997. At December 31, 1997, the amortized cost of the Association's mortgage-backed securities portfolio totaled $9.8 million. The market value of such mortgage-backed securities totaled $9.9 million at December 31, 1997. Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowing or other obligations of the Association. Of the Association's mortgage-backed securities portfolio, $4.0 million are carried at fixed rates and $5.8 million are carried at adjustable rates as of December 31, 1997.

         Investment decisions are reviewed by the Asset/Liability Committee ("ALCO"), which meets monthly and consists of the Association's Chairman of the Board, Vice Chairman, Chief Executive Officer and three Vice Presidents. The ALCO Committee acts within policies established by the Board of Directors. At December 31, 1997, the Association's investment and mortgage-backed securities portfolio totaled $10.8 million and consisted primarily of U.S. Treasury securities, corporate bonds, municipal bonds and mortgage-backed securities. The Association's variable rate mortgage-backed securities are held as available for sale, while the fixed rate mortgage-backed securities, U.S. Treasuries, corporate bonds and municipals, are held until maturity. For further information concerning the Association's investment and mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders.

Investment Securities Analysis

         The following table sets forth the Association's investment and mortgage-backed securities portfolio at carrying value at the dates indicated.


                                         At December 31,
                     --------------------------------------------------------
                           1997               1996               1995
                     ------------------ ------------------ ------------------
                              Percent            Percent            Percent
                     Book     of        Book     of        Book     of
                     Value(1) Portfolio Value(1) Portfolio Value(1) Portfolio
                     -------- --------- -------- --------- -------- ---------
                                        (Dollars in thousands)

Available-for-sale:

U.S. government
 treasury and
 obligations of
 U.S. government
 agencies. . . . .  $ 4,035     37.1%   $ 3,946    35.1%   $4,138     55.8%
State and
 political
 subdivision . . .       --       --         --      --        --       --
Corporate
 obligations . . .       --       --         --      --        --       --
                    -------             -------            ------
Total available-
 for-sale. . . . .  $ 4,035             $ 3,946            $4,138
                    =======             =======            ======

Held-to-Maturity:

U.S. government
 treasury and
 obligations of U.S.
 government
 agencies. . . . .  $ 6,834     62.9   $ 7,002     62.2   $2,287     30.8
State and political
 subdivision             --       --       200      1.8      392      5.3
Corporate
 obligations . . .       --       --       100      0.9      601      8.1
                    -------            -------            ------
Total held-to-
 maturity. . . . .    6,834              7,302             3,280
                    -------    -----   -------    -----   ------    -----
Total. . . . . . .  $10,869    100.0%  $11,248    100.0%  $7,417    100.0%
                    =======    =====   =======    =====   ======    =====

---------------
(1) The market value of the Association's investment securities portfolio, including mortgage-backed securities, amounted to $10.9 million, $11.2 million and $7.4 million, at December 31, 1997, 1996 and 1995, respectively.

         The following table sets forth the contractual maturities and weighted average yields of the debt securities including mortgage-backed securities in the Association's investment securities portfolio at December 31, 1997.

                       Less Than      One to        Five to      Over Ten
                         One Year      Five Years    Ten Years      Years
                       ------------  ------------  ------------  ------------
                       Amount Yield  Amount Yield  Amount Yield  Amount Yield
                       ------ -----  ------ -----  ------ -----  ------ -----
                                        (Dollars in thousands)

Available-for-sale:

U.S. government
 treasury and
 obligations
 of U.S.
 government
 agencies. . .         $   --   --%  $  --    --%  $64    8.51%  $3,971 7.56%
State and
 political
 subdivision               --   --      --    --    --      --       --   --
Corporate
 obligations. .            --   --      --    --    --      --       --   --

Held-to-Maturity:

U.S. government
 treasury and
 obligations
 of U.S.
 government
 agencies              $   --   --%  $1,001 6.15%      --    --  $5,833 7.87%
State and
 political
 subdivision               --   --       --   --       --    --      --   --
Corporate
 obligations               --   --       --   --       --    --      --   --


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

Deposit Balances

         The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at December 31, 1997.


                                                                    Percentage
Weighted                                                            of Total
Average                                                             Interest-
Interest                                            Minimum         Bearing
Yield   Term             Category                   Amount  Balance Deposits
-----   ----             --------                   ------  ------- --------
                                                     (Dollars in thousands)
                         Certificates of Deposit
                         -----------------------

5.28%   18 Month         IRA                        $1,000  $   536     1.0%
6.41    42 Month         IRA                         1,000      545     1.0
3.09    None             Passbook                       50   13,974    26.7
N/A     32 -  44 days    Fixed term and fixed rate   1,000       --      --
4.08    45 - 181 days    Fixed term and fixed rate   1,000       71     0.1
5.09    182 - 365 days   Fixed term and fixed rate   1,000    2,802     5.3
5.61    1 year           Fixed term and fixed rate   1,000   20,118    38.4
5.63    2 years          Fixed term and fixed rate   1,000    6,635    12.6
5.88    3 years          Fixed term and fixed rate   1,000    1,434     2.7
6.49    4 years          Fixed term and fixed rate   1,000       45     0.1
6.16    5 years          Fixed term and fixed rate   1,000      637     1.2
1.79    None             NOW Accounts                1,000    3,498     6.7
3.09    None             MMDA                        2,500    2,220     4.2
                                                            -------   -----
                         Total                              $52,515   100.0%
                                                            =======   =====

Deposit Flow

         The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Association at the dates indicated.


                                                                 December 31,
                             -------------------------------------------------------------------------
                                       1997                          1996                   1995
                             ---------------------------   --------------------------  ---------------
                                      Percent                       Percent                    Percent
                                        of    Increase                of   Increase              of
                             Amount   Total   (Decrease)   Amount   Total  (Decrease)  Amount  Total
                             ------   -----   ----------   ------   -----  ----------  ------  -----
                                                           (Dollars in thousands)

Noninterest bearing. . . . . $ 2,395    4.4%  $ 810       $ 1,585    3.3% $  499      $ 1,086   2.3%
NOW checking . . . . . . . .   3,498    6.4     882         2,616    5.4     608        2,008   4.3
Regular savings accounts . .  13,974   25.4   1,085        12,889   26.6   1,666       11,223  24.1
Money market deposit . . . .   2,220    4.0  (1,324)        3,544    7.3   1,295        2,249   4.8
Fixed-rate certificates
  which mature in the
  year ending
    Within 1 year. . . . . .  22,991   41.9    4,702        18,289   37.7  (4,085)      22,374  48.1
    Within 1-3 years . . . .   8,605   15.7      791         7,814   16.1   1,261        6,553  14.1
Certificates maturing
  thereafter . . . . . . . .   1,227    2.2     (528)        1,755    3.6     689        1,066   2.3
                             -------  -----   ------       -------  -----  ------      ------- -----
    Total. . . . . . . . . . $54,910  100.0%  $6,418       $48,492  100.0% $1,933      $46,559 100.0%
                             =======  =====   ======       =======  =====  ======      ======= =====

NOTE:  IRA accounts are included in certificate balances:  Amounts are $1.1 million,$1.1 million and $1.0 million at December 31, 1997, 1996 and 1995, respectively.


                                            18

Time Deposits by Rates and Maturities

         The following table sets forth the time deposits in the Association classified by rates as of the dates included.

                                         At December 31,
                                -------------------------------
                                1997         1996        1995
                                ----         ----        ----
                                        (In thousands)

Below 4.00%. . . . . . . .      $    11      $   472     $   270
4.01% - 6.00%. . . . . . .       29,446       22,852      16,644
6.01% - 8.00%. . . . . . .        3,354        4,518      13,065
8.01% - 10.00% . . . . . .           11           15          14
Over 10.00%. . . . . . . .           --           --          --


         The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                   Amount Due
                     ----------------------------------------
                                                                    Percentage
                                                                     of Total
                                                                     Certi-
                     Less Than  1-2     2-3     3-4     After        ficate
                     One Year Years    Years   Years   4 Years Total Accounts
                     -------- -----    -----   -----   ------- ----- --------
                                           (Dollars in thousands)

Below 4.00%. . . . . $    11  $   --   $   --  $  --   $ --  $    11   0.03%
4.01% - 6.00%. . . .  22,390   5,181    1,017    573    285   29,446  89.72
6.01% - 8.00%. . . .     580   1,988      416     17    353    3,354  10.22
8.01% - 10.00% . . .       9       2       --     --     --       11   0.03
                     -------  ------   ------  -----   ----  ------- ------
     Total . . . . . $22,990  $7,171   $1,433  $ 590   $638  $32,822 100.00%
                     =======  ======   ======  =====   ====  ======= ======

         The following table sets forth the savings activities of the Association for the periods indicated.

                                   Year Ended December 31,
                                 ----------------------------
                                 1997        1996        1995
                                 ----        ----        ----
                                         (In thousands)

Net increase (decrease)
  before interest credited. .    $ 4,121     $  (196)    $ 6,730
Interest credited . . . . . .      2,297       2,129       2,047
                                 -------     -------     -------

Net increase in savings
 deposits . . . . . . . . . .      6,418       1,933       8,777
                                 -------     -------     -------

Ending balance. . . . . . . .    $54,910     $48,492     $46,559
                                 =======     =======     =======

         Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB-New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-New York has served as one of the Association's primary borrowing sources. Advances from the FHLB-New York are typically secured by the Association's first mortgage loans. At December 31, 1997, the Association had $9.0 million of fixed rate borrowings from the FHLB-New York at a weighted average rate of 6.19%. Required principal repayments are as follows: $5.0 million in 1998, $1.0 million in 1999 and $2.0 million in 2002. The Association did not have any overnight borrowings from the FHLB-New York at December 31, 1997.

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

         At December 31, 1995, 1996 and 1997, the Association had no short-term borrowings or securities sold under agreements to repurchase.

Subsidiary Activities

         In January 1994, the Company formed a subsidiary, New Frontier of Albion ("New Frontier"), to sell fixed rate annuities. In October 1994, New Frontier was sold to Albion Federal to help facilitate the sale of fixed rate and variable rate products. At December 31, 1997, Albion Federal had an equity investment of $100 in New Frontier. The operations of New Frontier, which are not material, are included in the Company's consolidated financial statements appearing in the Annual Report.

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

                           REGULATION OF ALBION FEDERAL

General

         The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents.
The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

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

         The Association, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in the FHLB-New York in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-New York. The Association is in compliance with this requirement with an investment in FHLB-New York stock of $500,000 at December 31, 1997.

         Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-New York.

         Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Association Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

         The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Association's assessments expensed for the year ended December 31, 1997 equaled $46,632.


         Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

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

         Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

         Prompt Corrective Action. Under the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

         At December 31, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

         Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

         Currently, the QTL test requires that either an institution quality as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loan to small businesses and loan made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the Association's qualified thrift investments significantly exceeded 65% of its portfolio assets as required by regulation.

         Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

         OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

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

         Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

         At December 31, 1997, Albion Federal's core capital of approximately $5.3 million, or 7.5% of adjusted total assets, was $3.2 million in excess of the OTS requirement of $2.1 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $5.3 million, or 7.8% of adjusted total assets, was $4.3 million in excess of the OTS requirement of $1.1 million, or 1.5% of adjusted total assets. Finally, at December 31, 1997, the Association had risk-based capital of approximately $5.6 million or 15.7% of total risk-weighted assets, which was $2.7 million in excess of the OTS risk-based capital requirement of $2.9 million or 8% of risk-weighted assets.

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

         A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

         The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Association's limit on loans to one borrower was $810,000. At December 31, 1997, the Association's largest single loan to one borrower was $512,000, which was performing according to its original terms.

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

         Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with
Section 23A.

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

         The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

         Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

                             TAXATION

Federal Taxation

         General. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

         Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

         The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Association makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation of Albion Federal" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

         Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         Audits. The Association's federal income tax returns have not been audited within the past five years.


State Taxation

         New York has adopted the Code, with certain modifications, as it relates to savings and loan associations, effective for taxable years beginning after December 31, 1984. The Association is subject to New York income tax at the rate of 9%. This rate of tax is imposed on savings and loan associations in lieu of the general state business corporation income tax.

         The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 11 of the Notes to Consolidated Financial Statements.

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

         The Association was the largest of the eight bank and thrift offices located in Orleans County, New York, based on its total assets of $71.7 million at December 31, 1997. Based on data at June 30, 1997, the Marine Midland branch and the Fleet Bank branch had approximately $54.9 million and $26.0 million in deposits, respectively. The Association faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence. Additionally, the Association faces significant competition from mortgage bankers, mortgage brokers, finance companies, insurance companies and other financial entities in lending. The Association also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

         Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community bank orientation as well as its relatively high core deposit base.

Personnel

         As of December 31, 1997, the Association had 24 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees to be satisfactory.

Executive Officers

         The following table sets forth certain information with respect to the executive officers of the Company, each of whom holds the same positions with the Company and each of whom holds the same positions with the Association.

Name                    Age(1)    Position
----                    ------    --------

Jeffrey S. Rheinwald    49        President and Chief Executive Officer
John S. Kettle          51        Senior Vice President and Treasurer
Mark F. Reed            39        Vice President and Chief Financial Officer
--------------
(1)   As of December 31, 1997.

         The principal occupation of each executive officer of the Association is set forth below. Unless otherwise noted, all officers have held the position described below for at least the past five years and reside in Albion, New York.

         JEFFREY S. RHEINWALD has been employed in various capacities at Albion Federal for over 24 years and currently holds the position of President and Chief Executive Officer of the Association and the Company.

         JOHN S. KETTLE is Senior Vice President and Treasurer of the Company and the Association. He has been employed by Albion Federal since 1995. Prior to joining the Association, Mr. Kettle was employed as an examiner with the FHLB-New York from 1972-1975, from 1975-1993 he was employed by Anchor Savings Bank and from 1993-1994 he was employed by First Federal Savings and Loan Association of Rochester.

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

Item 2.  Description of Property
--------------------------------

         The following table sets forth information concerning the Association's offices at December 31, 1997.

                                                               Net Book
                                                               Value at
                      Year    Square   Owned/       Total      December
Name of Office        Opened  Footage  Leased       Cost       31, 1997
--------------        ------  -------  ------       ----       --------

Main Office           1976    8,522    Owned     $1,606,092    $727,057
48 North Main Street
Albion, NY  14411

Loan Department       1993    3,314    Owned        270,511     223,613
34 North Main Street
Albion, NY 14411

Branch Office         1994    3,276    Owned      1,568,661   1,400,293
Brockport, NY

         The net book value of the Association's investment in all office properties and equipment less accumulated depreciation totaled $2.3 million at December 31, 1997. See Note _ of the Notes to the Consolidated Financial Statements for further information on office properties and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained in the section captioned "Market for Albion Banc Corp.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         Independent Auditors Report*
         Consolidated Statements of Financial Condition, December 31, 1997,
           1996 and 1995*
         Consolidated Statement of Operations For the Years Ended December 31,
           1997, 1996 and 1995*
         Consolidated Statements of Changes in Shareholders' Equity For the
           Years Ended December 31, 1997, 1996 and 1995*
         Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995*
         Notes to Consolidated Financial Statements*

         * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

         No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

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

Item 13. Exhibits List and Reports on Form 8-K
----------------------------------------------

         (a)  Exhibits

         3.1  Certificate of Incorporation of Albion Banc Corp.(1)
         3.2  Bylaws of Albion Banc Corp.(1)
         10.1 Employment Agreement with Jeffrey S. Rheinwald(2)
         10.2 Severance Agreement for Mark F. Reed(2)
         10.3 Severance Agreement for Marie A. Rice(2)
         10.4 Employee Stock Ownership Plan(1)
         10.5 The Albion Banc Corp. 1993 Stock Option and Incentive Plan(3)
         10.6 The Albion Federal Savings and Loan Association Management Recognition Plans(3)
           13 Annual Report to Stockholders
           21 Subsidiaries of the Registrant
           23 Consent of Price Waterhouse LLP
           27 Financial Data Schedule

         (b)  Report on Form 8-K

              No Forms 8-K were filed during the quarter ended December 31,
              1997.
------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-60230.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated March 25, 1994.

                               SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ALBION BANC CORP.

Date:  March 30, 1998           By: /s/ Jeffrey S. Rheinwald
                                    -------------------------------------
                                    Jeffrey S. Rheinwald
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey S. Rheinwald                       March 30, 1998
    -------------------------------------
    Jeffrey S. Rheinwald
    President and Chief Executive Officer
     (Principal Executive Officer)

By: /s/ Mark F. Reed                               March 30, 1998
    -------------------------------------
    Mark F. Reed
    (Principal Financial and Accounting Officer)

By: /s/ James H. Keeler                            March 30, 1998
    -------------------------------------
    James H. Keeler
    Chairman of the Board

By: /s/ Richard A. Pilon                           March 30, 1998
    -------------------------------------
    Richard A. Pilon
    Director

By: /s/ Dolores L. Giarrizzo                       March 30, 1998
    -------------------------------------
    Dolores L. Giarrizzo
    Director

By: /s/ Robert R. Brown II                         March 30, 1998
    -------------------------------------
    Robert R. Brown II
    Director

By:                                                March   , 1998
    -------------------------------------
    Harold P. Kludt                                      --
    Director

By: /s/Chriss M. Andrews                           March 30, 1998
    -------------------------------------
    Chriss M. Andrews
    Director

By:                                                March   , 1998
    -------------------------------------                --
    Greg Spear
    Director

                           Exhibit 13

                  Annual Report to Stockholders

                       [Logo] ALBION
                                BANC
                                CORPORATION


                           1997
                           ----
                          ANNUAL
                          REPORT

                          BUSINESS OF THE CORPORATION

      Albion Banc Corp. ("Corporation"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Corporation and Albion Federal shall be referred to collectively as the "Company". The Conversion was completed on July 23, 1993. At December 31, 1997, the Corporation had total assets of $71.7 million, total deposits of $54.9 million and stockholders' equity of $6.2 million. The Corporation has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

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

                               TABLE OF CONTENTS

                                                            Page
                                                            ----
Letter to Shareholders.  .  .  .  .  .  .  .  .  .  .  .      1
Selected Consolidated Financial Data .  .  .  .  .  .  .      2
Management's Discussion and Analysis .  .  .  .  .  .  .      4
Independent Accountant's  Report  .  .  .  .  .  .  .  .     16
Consolidated Financial Statements .  .  .  .  .  .  .  .     17
Notes to Consolidated Financial Statements .  .  .  .  .     21
Common Stock Information .  .  .  .  .  .  .  .  .  .  .     39
Directors and Officers.  .  .  .  .  .  .  .  .  .  .  .     40
Corporate Information/Offices. .  .  .  .  .  .  .  .  .     41

Dear Shareholders:

It is my pleasure as President and CEO of Albion Banc Corp. to present the Annual Report of your Company's affairs for the year 1997. 1997 was a year when the Holding Company and its subsidiaries, Albion Federal Savings and Loan Association and New Frontier of Albion Corp., were able to leverage into profitability their investment in delivery systems, services and people.

I think it would be fitting, therefore, to begin by stating that the Company reported a $351,201 after tax profit for the year 1997, compared to a net loss of $4,352 for the year 1996. This translates into earnings per share of $.46 on a diluted basis. Highlighting the earnings was the $25,471 after tax profit earned by New Frontier of Albion Corp., our subsidiary that engages in the sale of mutual funds and annuity products. This marks the first year of profitability for the subsidiary and reflects the yearly improvement it has shown since 1994.

Another essential factor in our earnings improvement was the growth in our Brockport branch. During 1997, deposits at the branch grew by $7.4 million to a total of $18.9 million. This represents a 65% increase, at the branch, from the end of 1996. This provided the liquidity to support operations and fund our lending activities. The added significance to this growth is that it was achieved through the acquisition of lower cost transaction accounts. Transaction accounts now comprise 42% of the branch's total deposits. As an institution, deposits grew $6.4 million, or 13.24%, to a total of $54.9 million.

Assets grew as a result of lending activity funded by our deposit growth. During the year 1997, Albion Federal Savings and Loan Association originated $9.0 million in first mortgage loans and $4.5 million in consumer loans. The result was an increase in loans of $5.1 million, or a 10.7% increase from December 31, 1996. The effect of the lending activity and investment purchases was an increase of 11.1% in our total assets from year-end 1996 to $71.7 million at December 31, 1997.

I want to mention that we were also successful in reducing nonperforming assets in 1997. At the end of 1996, we had $463,000 in nonperforming assets. I am happy to report that at the end of 1997, we had reduced that amount to $276,300 or .52% of total loans.

In June of 1997, we successfully completed a data processing conversion to an in-house system. This new system will provide us the independence to be more efficient and service our customer base more effectively. Further, it will allow us better access to data, improve decision-making and make our marketing programs more successful, while controlling costs and increasing productivity.

There were also some very notable events relating to our stock. 1997 marked the first year that we paid a semi-annual cash dividend. Plans for 1998 include paying the dividend on a quarterly basis. In December 1997, the Company announced a three for one split of its common stock in order to maintain the Company's' listing on the NASDAQ Small Cap Market. The split was effective February 5, 1998.

The effect of the announcements of the stock split, the cash dividend and our positive earnings, pushed the Company's stock as high as $13.58 per share. Our stock closed at $13.33 in 1997, appreciating 139% from the 1996 year end market price, which was $5.58 per share.

Although we are pleased with our 1997 results, as stewards of your investment, we are continually striving to maximize your confidence in the Company through enhancement of profits and franchise value. On behalf of the Directors, Officers and employees of Albion Banc Corp., I would like to express our gratitude for your continuing support of our endeavors.

Yours Very Truly,

/s/Jeffrey S. Rheinwald
Jeffrey S. Rheinwald
President

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

                                              At  December 31,
                                 -----------------------------------------
                                 1997      1996     1995     1994     1993
                                 ----      ----     ----     ----     ----

FINANCIAL CONDITION DATA:                       (In thousands)

Total assets.................. $71,719   $64,585   $56,992 $55,334  $50,288
Loans, net ...................  53,017    47,839    44,049  47,010   39,007
Mortgage-backed securities ...   9,867     8,075     4,138   3,085    4,035
Cash and due from banks,
  interest-bearing deposits
  and investment securities ..   5,391     5,299     5,677   3,240    5,103
Deposits .....................  54,910    48,492    46,559  37,782   35,617
Federal Home Loan Bank
  advances ...................   9,000     9,000     3,000  10,295    7,950
Shareholders' equity .........   6,155     5,864     6,089   5,898    5,556

                                           Year  Ended December 31,
                                 -----------------------------------------
                                 1997      1996     1995     1994     1993
                                 ----      ----     ----     ----     ----

OPERATING DATA:                                 (In thousands)

Interest income ..............  $5,184    $4,446    $4,398  $3,852   $3,348
Interest expense .............   2,880     2,377     2,482   1,799    1,707
                                ------    ------    ------  ------   ------

Net interest income ..........   2,304     2,069     1,916   2,053    1,641
Provision (benefit) for loan
  losses .....................      35       140        36     132      (27)
                                ------    ------    ------  ------   ------
Net interest income after
  provision for loan losses ..   2,269     1,929     1,880   1,921    1,668

Noninterest income ...........     390       260       197     146      205
Noninterest expense ..........   2,081     2,231     1,817   1,550    1,366
                                ------    ------    ------  ------   ------
Income(loss) before income taxes,
  and accounting change.......     578       (42)      260     517      507
Provision (benefit) for
  income taxes................     227       (38)       79     165      157
                                ------    ------    ------  ------   ------
Income before accounting
  change .....................     351        (4)      181     352      350
Accounting change ............      --        --        --      --       23
                                ------    ------    ------  ------   ------
Net income (loss).............  $  351    $   (4)   $  181  $  352   $  373
                                ======    ======    ====== =======   ======

                                              At  December 31,
                                 -----------------------------------------
                                 1997      1996     1995     1994     1993
                                 ----      ----     ----     ----     ----

OTHER DATA:

Number of:
  Real estate loans serviced... 1,019       998      931    1,015      916
  Deposit accounts ............ 9,315     7,320    6,509    4,938    4,502
  Offices .....................     2         2        2        2        1

Per share:
  Book value................... $8.20     $7.82    $7.79    $7.54    $7.10
  Dividends paid ..............   .16       .10      .10      .10       --
  Basic earnings (loss)........   .48      (.01)     .24      .47       --
  Diluted earnings (loss)......   .46      (.01)     .24      .47


                                          Year Ended December 31,
                                 -----------------------------------------
                                 1997      1996     1995     1994     1993
                                 ----      ----     ----     ----     ----
KEY OPERATING RATIOS:

Return on average assets (net
  income divided by average
  assets)......................    .5%       .0%      .3%      .7%      .8%

Return on average equity (net
  income divided by average
  equity ).....................  5.8%       (.1)%    3.0%     6.1%     8.6%

Average equity to average
  assets ......................  8.7%      10.1%    10.2%    10.8%     9.4%

Interest rate spread (dif-
  ference between average yield
  on interest-earning assets
  and average cost of interest-
  bearing liabilities) ........  3.2%      3.2%      2.9%     3.6%     3.3%

Net interest margin (net interest
  income as a percentage of
  average interest-earning
  assets) .....................  3.6%      3.7%      3.4%     4.0%     3.7%

Noninterest expense to average
  assets ......................  3.0%      3.7%      3.3%     2.9%     3.0%

Average interest-earning assets
  to average interest-bearing
  liabilities .................108.7%    110.6%    111.1%   112.5%   110.8%

Allowance for loan losses to
  total loans at end of
  period ......................   .5%       .6%       .6%      .5%      .3%

Ratio of nonperforming assets to
  total assets ................   .4%       .6%       .6%      .4%      .8%

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

Financial Condition

      General. Total assets increased by $7.1 million, or 11.0%, from $64.6 million at December 31, 1996 to $71.7 million at December 31, 1997. This increase was due primarily to increases of $5.2 million in net loans and $1.8 million in Federal funds sold. The increase in loans and Federal funds sold was funded primarily by a $6.4 million increase in deposits.

      Cash and Cash Equivalents. Cash and cash equivalents increased by $514,037, or 50.1%, from $1,025,929 at December 31, 1996 to $1,539,966 at
December 31, 1997. Federal funds sold increased from $1,100,000 at December 31, 1996 to $2,850,000 at December 31, 1997.

      Investment Securities Available for Sale. The Association's investment securities available for sale increased $89,200, or 2.3%, from $3.9 million at December 31, 1996 to $4.0 million at December 31, 1997. This increase was the result a $1.0 million purchase of a government agency security and the normal amortization and paydowns of other securities in the portfolio.

      Investment Securities Held to Maturity. Investment securities held to maturity decreased by $468,811, or 6.4%, from $7.3 million at December 31, 1996 to $6.8 million at December 31, 1997. This decrease was the result of normal maturities and calls of securities in the held to maturity portfolio which totaled $5.1 million, offset by the purchase of $4.6 million in securities to be held to maturity.

      Net Loans. The balance of net loans increased $5.2 million, or 10.8%, from $47.8 million at December 31, 1996 to $53.0 million at December 31, 1997. The increase in net loans was the result of increased one-to-four family mortgage loan originations and consumer loan originations, primarily home equity loans. This resulted from an increase in demand for this type of lending, due to favorable interest rates, the active refinance market and a strong emphasis on promoting home equity products.

      Premises and Equipment. Premises and equipment increased $255,436, or 12.2%, from $2.1 million at December 31, 1996 to $2.35 million at December 31, 1997. This increase is attributable to the purchase of equipment and software for the Company's in-house data processing system.

      Deposits and Borrowings. Deposits increased $6.4 million, or 13.2%, from $48.5 million at December 31, 1996 to $54.9 million at December 31, 1997. This was attributable primarily to growth at the Association's branch in Brockport, NY. This increase in deposits was used primarily to fund loan demand and purchase mortgage-backed securities. Advances from the Federal Home Loan Bank of New York (FHLB-NY) and other borrowings decreased $.1 million to $9.2 million as of December 31, 1997.

      Shareholders' Equity. Shareholders' equity increased $291,245, or 5.0%, from $5.9 million at December 31, 1996 to $6.2 million at December 31, 1997. This increase is due primarily to earnings for the year and the resulting increase in equity, offset by cash dividends on common stock of $113,925. The Company's equity as a percentage of total assets at December 31, 1997 was 8.6% and exceeds all regulatory requirements.

Results of Operations

Fiscal Year Ended December 31, 1997 Compared to December 31, 1996

      Net Income. The Company reported net income of $351,201 for the year ended December 31, 1997 as compared to a net loss of $4,352 for the year ended December 31, 1996. This increase was primarily the result of increased net interest income and noninterest income, and decreased noninterest expenses.

      Net Interest Income. Net interest income increased by $235,543, or 11.4%, from $2.1 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. Total interest income increased $738,258, or 16.6%, during the period. Interest and dividends on investments increased $461,768, or 84.7%, from $544,863 during the year ended December 31, 1996 to $1,006,631 during the year ended December 31, 1997. This increase can be attributed to an increase in the average outstanding balance in the portfolio and higher yields. Interest and fees on loans increased $276,490, or 7.1%, during this period due to a higher average outstanding balance and higher yields.

      Total interest expense increased $502,715, or 21.1%, primarily due to an increase in the average balance outstanding of deposits and FHLB-NY advances. The average outstanding balance of deposits increased $4.2 million, or 9.2%, from $46.0 million for the year ended December 31, 1996 to $50.2 million for the year ended December 31, 1997. This increase in the average outstanding balance was offset by a decrease in the weighted average rate paid on deposits. The weighted average rate paid on deposits decreased from 4.63% for the year ended December 31, 1996 to 4.57% for the year ended December 31, 1997, as a result of lower interest rates being offered on certificates of deposit. Interest on advances from the FHLB-NY increased $334,664 or 134.7%, primarily due to an increase in the average balance outstanding from $4.4 million in 1996 to $9.4 million in 1997 and an increase in the weighted average rate paid from 5.69% in 1996 to 6.23% in 1997.

      Provision for Loan Losses. The Association's provision for loan losses for the year ended December 31, 1997 was $35,414, a $104,825 decrease compared to the same period in 1996. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at December 31, 1997 was $276,300, or
 .52% of total loans, compared to $305,900, or .64% of total loans at December 31, 1996. The decrease in the provision between the periods was due primarily to improvement in the overall credit quality of Association's loan portfolio and the resumed payments on three participation mortgage loan pools that had been delinquent.

      Noninterest Income. Noninterest income for the year ended December 31, 1997 was $389,589 compared with $260,131 for the year ended December 31, 1996. This increase was attributable primarily to increased fee income from depository transaction accounts, fee income from New Frontier of Albion Corp. and the sale of real estate owned, which resulted in a net gain of $59,203.

      Noninterest Expense. Noninterest expense decreased $150,041, or 6.7%, from $2.2 million for the year ended December 31, 1996, to $2.1 million for the year ended December 31, 1997. This decrease in noninterest expense resulted primarily from a reduction in Federal Deposit Insurance Corporation
(FDIC) premiums of $69,988, or 60.0%, due to reduced premiums being charged as a result of the prior year recapitalization of the Savings Association Insurance Fund (SAIF) and the one-time charge of $274,921 associated with that recapitalization in the prior year. Data processing fees decreased $12,803, or 6.4%, as a result of the conversion from a service bureau to our in-house data processing system. These decreases were partially offset by an increase in compensation and employee benefits of $86,843, or 9.7%, from $898,745 for the year ended 1996 to $985,588 for the year ended 1997, primarily due to inflationary increases in salaries and benefits. Occupancy expenses increased $82,250, or 26.7%, from $307,886 for the year ended December 31, 1996 to $390,136 for the year ended December 31, 1997 primarily due to the operation of the Association's in-house data processing system and related supplies. Other operating expenses increased $37,222, or 11.3%, from $330,165 to $367,387 during the year ended December 31, 1997. This increase was primarily the result of a one-time charge of $41,642 related to the Company's data processing conversion.

      Income Taxes. The provision (benefit) for income taxes increased to $226,265 for the year ended December 31, 1997 from $(38,049) for the year ended December 31, 1996 primarily as a result of the increase in income for the year as compared to the loss for 1996. The effective tax rate for 1997 was 39.2%.

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

      Net Interest Income. Net interest income increased by $152,898, or 8.0%, from $1.9 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. Total interest income increased $48,104 during the same period. Interest and dividends on investments decreased $130,744, or 19.4%, from $675,607 during the year ended December 31, 1995 to $544,863 during the year ended December 31, 1996. This decrease can be attributed to a decline in the average outstanding balance in the portfolio and lower yields. Interest and fees on loans increased $178,848, or 4.8%, during this period primarily from increases in the average outstanding balance of the loan portfolio.

      Total interest expense decreased $104,794, or 4.2%, primarily due to a lower weighted-average rate paid on deposits and a decrease in the average balance outstanding of FHLB-NY advances. The weighted-average rate paid on deposits decreased from 4.80% for 1995 to 4.63% for 1996 as a result of increases in transaction account balances. Interest on advances from the FHLB-NY decreased $186,823, or 43.0%, primarily due to a decrease in the average balance outstanding from $7.8 million in 1995 to $4.4 million in 1996.

      Provision for Loan Losses. The Association's provision for loan losses for the year ended December 31, 1996 was $140,239, a $104,239 increase compared to the same period in 1995. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at December 31, 1996 was $305,900 or
 .64% of total loans, compared to $244,100 or .55% of total loans at December 31, 1995. The increase in the provision between the periods was principally driven by deterioration in the credit quality of three participation mortgage loan pools with an outstanding balance of $212,000.

      Noninterest Income. Noninterest income for the year ended December 31, 1996 was $260,131 compared with $196,918 for the year ended December 31, 1995. This increase was attributable primarily to increased fee income from depository transaction accounts, fee income from New Frontier of Albion Corp. and the sale of real estate owned, which resulted in a net gain of $32,100.

      Noninterest Expense. Noninterest expense increased $413,806, or 22.8%, to $2.2 million for the year ended December 31, 1996, from $1.8 million for the year ended December 31, 1995. This increase in noninterest expense resulted primarily from the one-time special assessment of $274,921 imposed by the FDIC on SAIF-assessable deposits, which caused total FDIC premiums to increase $289,365, or 283.2%, to $391,541 for the year ended December 31, 1996. Compensation and employee benefits increased $67,299, or 8.1%, from $831,446 for the year ended 1995 to $898,745 for the year ended 1996 primarily due to inflationary increases in salaries and benefits and the first full year's expense for the Company's internal auditor/compliance officer. Occupancy expenses increased $61,460, or 24.9%, from $246,426 for the year ended December 31, 1995 to $307,886 for the year ended December 31, 1996 primarily due to the operation of the Association's Brockport branch. Data processing fees increased $52,256, or 35.1%, from $148,897 for the year ended December 31, 1995 to $201,153 for the year ended December 31, 1996 primarily due to increased transaction volume and other items related to the new branch. Other operating expenses increased $27,455, or 9.1%, from $302,710 to $330,165 during the year ended December 31, 1996. This increase was primarily the result of increased real estate owned expenses. These increases were partially offset by a decrease in professional fees of $84,029, or 45.3%, from $185,457 for the year ended December 31, 1995 to $101,428 for the year ended December 31, 1996. This decrease was primarily the result of decreased legal and consulting fees.

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

                          (Tables begin on next page)

                                                         Year Ended December 31,
                                         -----------------------------------------------------------
                                                    1997                             1996
                                         ---------------------------     ---------------------------
                                                   Interest                        Interest
                                         Average      and     Yield/     Average      and     Yield/
                                         Balance   Dividends   Cost      Balance   Dividends   Cost
                                         -------   ---------   ----      -------   ---------   ----
                                                         (Dollars in thousands)
Interest-earning assets:

 Real estate loans . . . . . . . . . .   $42,717    $3,532    8.27%      $41,867     $3,416    8.16%
 Consumer loans  . . . . . . . . . . .     6,956       646    9.29         5,276        485    9.20
                                         -------    ------    ----       -------     ------    ----
   Total loans . . . . . . . . . . . .    49,673     4,178    8.41        47,143      3,901    8.27

 Mortgage-backed securities. . . . . .     8,614       637    7.39         4,137        282    6.82
 Investment securities . . . . . . . .     2,502       146    5.84         3,089        183    5.92
 Other interest-earning assets . . . .     4,009       223    5.56         1,339         80    5.97
                                         -------    ------    ----       -------     ------    ----
   Total interest-earning assets . . .    64,798     5,184    8.00        55,708      4,446    7.98
                                         -------    ------    ----       -------     ------    ----

Noninterest-earning assets:

 Office properties and equipment,
   net . . . . . . . . . . . . . . . .     2,223                           2,170
 Foreclosed real estate, net . . . . .        --                             129
 Other noninterest-earning assets  . .     1,990                           1,328
                                         -------                         -------
   Total assets. . . . . . . . . . . .   $69,011                         $59,335
                                         =======                         =======

Interest-bearing liabilities:
 Passbook accounts . . . . . . . . . .   $13,724    $  421    3.07%      $12,512     $  383    3.06%
 NOW accounts  . . . . . . . . . . . .     3,258        57    1.75         2,667         47    1.76
 Money market accounts . . . . . . . .     2,622        80    3.05         2,349         72    3.07
 Certificates of deposit . . . . . . .    30,632     1,739    5.68        28,484      1,627    5.71
                                         -------    ------    ----       -------     ------    ----
   Total deposits  . . . . . . . . . .    50,236     2,297    4.57        46,012      2,129    4.63

 Other interest-bearing liabilities  .     9,358       583    6.23         4,362        248    5.69
                                         -------    ------    ----       -------     ------    ----
   Total interest-bearing
     liabilities . . . . . . . . . . .    59,594     2,880    4.83        50,374     2,377     4.72
                                         -------    ------    ----       -------     ------    ----
Noninterest-bearing liabilities:

 Noninterest-bearing deposits . . . . .      767                             796
 Other liabilities  . . . . . . . . . .    2,641                           2,189
                                         -------                         -------
   Total liabilities  . . . . . . . . .   62,659                          53,359

 Shareholders' equity . . . . . . . . .    6,009                           5,976
                                         -------                         -------
   Total liabilities and
     shareholders' equity . . . . . . .  $69,011                         $59,335
                                         =======                         =======
Net interest income . . . . . . . . . .             $2,304                           $2,069
                                                    ======                           ======
Interest rate spread  . . . . . . . . .                       3.17%                            3.26%

Contribution of interest-free funds . .                        .39%                             .45%
                                                              ----                             ----
Net interest margin on interest-
  earning assets. . . . . . . . . . . .                       3.56%                            3.71%

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities . . . . . . . . . . . . .                     108.73%                          110.59%



                                             Year Ended December 31,
                                          --------------------------------
                                                        1995
                                          --------------------------------
                                                      Interest
                                          Average       and         Yield/
                                          Balance     Dividends      Cost
                                          -------     ---------     -----
                                               (Dollars in thousands)

Interest-earning assets:
 Real estate loans . . . . . . . . . .   $40,184        $3,235       8.05%
 Consumer loans  . . . . . . . . . . .     5,140           487       9.47
                                         -------        ------       ----
   Total loans . . . . . . . . . . . .    45,324         3,722       8.21

 Mortgage-backed securities  . . . . .     3,962           259       6.54
 Investment securities   . . . . . . .     3,520           216       6.14
 Other interest-earning deposits . . .     3,194           201       6.29
                                         -------        ------       ----
   Total interest-earning assets . . .    56,000         4,398       7.85
                                         -------        ------       ----

Noninterest-earning assets:
 Office properties and equipment, net.     1,263
 Foreclosed real estate, net . . . . .        44
 Other noninterest-earning assets  . .     1,380
                                         -------
   Total assets  . . . . . . . . . . .   $58,687
                                         =======

Interest-bearing liabilities:
 Passbook accounts . . . . . . . . . .   $11,950        $  364       3.05%
 NOW accounts  . . . . . . . . . . . .     1,978            35       1.77
 Money market accounts . . . . . . . .     2,458            75       3.05
 Certificates of deposit . . . . . . .    26,220         1,573       6.00
                                         -------        ------       ----
   Total deposits  . . . . . . . . . .    42,606         2,047       4.80

 Other interest-bearing liabilities. .     7,807           435       5.57
                                         -------        ------       ----
   Total interest-bearing liabilities .   50,413         2,482       4.92
                                         -------        ------       ----
Noninterest-bearing liabilities:
 Noninterest-bearing deposits . . . . .      754
 Other liabilities  . . . . . . . . . .    1,543
                                         -------
   Total liabilities. . . . . . . . . .   52,710

 Shareholders' equity . . . . . . . . .    5,977
                                         -------
   Total liabilities and
     shareholders' equity . . . . . . .  $58,687
                                         =======
Net interest income . . . . . . . . . .                 $1,916
                                                        ======

Interest rate spread   . . . . . . . . .                             2.93%

Contribution of interest-free funds. . .                              .49%
                                                                     ----

Net interest margin on interest-
 earning assets. . . . . . . . . . . . . .                           3.42%

Ratio of average interest-earning assets
 to average interest-bearing liabilities .                         111.08%

---------
                                           10

Yields Earned and Rates Paid

      The following table sets forth for the periods and at the dates indicated, the average yields earned on the Company's assets, the average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                          Years Ended December 31,
                                      --------------------------------
                                      1997         1996           1995
                                      ----         ----           ----

Average yield on loan
  portfolio ......................    8.4%         8.3%           8.2%

Average yield on mortgage-backed
  securities .....................    7.4%         6.8%           6.5%

Average yield on investment
  portfolio ......................    5.8%         5.9%           6.1%

Average yield on all
  interest-earning assets ........    8.0%         8.0%           7.9%

Average cost of
  deposits .......................    4.6%         4.6%           4.8%

Average cost of Federal Home
  Loan Bank advances and
  other borrowings ...............    6.2%         5.7%           5.6%

Average cost of all
  interest-bearing liabilities ...    4.8%         4.7%           4.9%

Interest rate spread (spread
  between average yield on all
  interest-earning assets and
  average cost of all interest-
  bearing liabilities) ...........    3.2%         3.3%           2.9%

Net interest margin (net interest
  income as a percentage of
  average interest-earning
  assets) ........................    3.6%         3.7%           3.4%

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

      The primary investing activity of the Association is the origination of mortgage loans. During the three years ended December 31, 1997, 1996 and 1995, the Association's origination of mortgage loans were $9.0 million, $9.5 million and $2.5 million, respectively. The volume in mortgage loan originations during 1997 and 1996 was primarily the result of an increase in the demand for this type of lending, due to favorable interest rates and the active refinance market. Purchases of mortgage-backed securities totaled $3.0 million, $5.0 million and $2.9 million for the years ending December 31, 1997, 1996 and 1995, respectively. Other investing activities included the purchase of investment securities, which totaled $2.6 million during the year ended December 31, 1997, $2.1 million during the year ended December 31, 1996 and $5.2 million for the year ended December 31, 1995. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities and maturities of investment securities.

      The net cash provided by financing activities for the year ended December 31, 1997 totaled $6.3 million. This resulted from a net increase in time and demand deposits of $6.4 million.

      The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. The Association's sources of funds include deposits, principal and interest payments from loans and mortgage-backed securities, sale of fixed rate loans, earnings on investments and FHLB-NY borrowings. During 1997, the Association used its sources of funds primarily to fund loan commitments, purchase mortgage-backed securities, pay maturing savings certificates and deposit withdrawals. During 1996, the Association used its sources of funds primarily to fund loan commitments, purchase mortgage-backed securities, pay maturing savings certificates and deposit withdrawals. During 1995, the Association used its sources of funds primarily to reduce FHLB-NY borrowings and fund loan commitments. At December 31, 1997, the Association had approved loan commitments totaling $1.4 million, including $.3 million of undisbursed loans in process.

      At December 31, 1997, certificates of deposit amounted to $32.8 million, or 59.7%, of the Association's total deposits, including $23.0 million that are scheduled to mature by December 31, 1998. Historically, the Association has been able to retain a significant share of its deposits as they mature. Also, the opening of Albion Federal's Brockport branch has enhanced the Company's ability to attract deposits. Deposits at that location totaled $18.9 million at December 31, 1997. Management of the Association believes it has adequate resources to meet all liquidity needs, fund all loan commitments by savings deposits, FHLB-NY advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

      The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Association's average liquidity ratios were 12%, 9% and 13% during the years ended December 31, 1997, 1996 and 1995, respectively. The Association's average short-term liquidity ratios for the same periods were 8%, 7% and 8% respectively. The Association's actual liquidity ratio at December 31, 1997 was 9.9%. The Association consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. The Company does not utilize any off-balance sheet derivative instruments.

      The Association is required to maintain specific amounts of capital pursuant to the OTS regulations. As of December 31, 1997, the Association was in compliance with all the regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 7.5%, 7.5% and 15.7%, respectively. These ratios exceed the minimum capital ratios as required by federal regulations.

Market Risk

      One of the Company's principal financial objectives is to achieve long-term profitability while managing its exposure to fluctuation in interest rates. The principal element in achieving this objective has been to increase the interest rate sensitivity of the Company's assets by originating loans with interest rates subject of periodic repricing to market conditions and purchasing adjustable rate mortgage-backed securities. Management has also offered higher yields on deposits with extended maturities and has lengthened the average life of its FHLB advances to assist in matching the rate sensitivity of its liabilities.

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, the institution's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates. If the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Company's Board of Directors has formulated an Interest Rate Risk Management policy designed to promote long-term profitability while managing interest rate risk. The Board of Directors has established and Asset/Liability Committee that consists primarily of the management team of the institution. This Committee meets periodically and reports to the Board of Directors on a monthly basis concerning asset/liability policies, strategies and the Company's current interest rate risk position. The Committee's first priority is to structure and price the institution's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of change in interest rates.

Management's principal strategy in managing the Company's interest rate risk has been to manage the Company's portfolio of investment securities and mortgage-backed securities so that they mature on a basis that approximates as closely as possible the estimated maturities of the Company's liabilities. In addition, the Company maintains short and intermediate term assets in the portfolio while selling longer-term assets in excess of the level needed to meet growth targets. The Company does not engage in off-balance sheet hedging activities and has had no trading activity.

In addition to shortening the average repricing of its assets, the Company has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities and by taking down longer maturity FHLB advances.
                                         13

      The Company measures its interest rate risk (IRR) in terms of the Company's Net Portfolio Value (NPV) sensitivity to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off balance sheet contracts. The Company measures the change to the NPV as a result of a hypothetical 200 basis point (bp) change in market interest rates.

      Management reviews the IRR measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. The following table presents the Company's NPV at December 31, 1997, as calculated by the Office of Thrift Supervision model.


------------------------------------------------------------------------------------
                             At December 31, 1997
------------------------------------------------------------------------------------
                              Net Portfolio Value
 Change in                    -------------------
Interest Rates              (Dollars in thousands)          NPV as % of PV of Assets
---------------    -----------------------------------      ------------------------
Basis Points       $ Amount      $ Change     % Change      NPV Ratio      BP Change
---------------    --------      --------     --------      ---------      ---------
   +400 bp           3,557        -4,093          - 54        5.23%          -517
   +300 bp           4,744        -2,906          - 38        6.82%          -358
   +200 bp           5,896        -1,754          - 23        8.30%          -210
   +100 bp           6,923        -  727          - 10        9.55%          - 85
     0               7,650                                   10.40%
   -100 bp           7,979           329          +  4       10.73%          + 33
   -200 bp           8,103           453          +  6       10.82%          + 42
   -300 bp           8,334           684          +  9       11.02%          + 62
   -400 bp           8,783         1,133          + 15       11.47%          +107



      In the above table, the first column on the left presents the basis point (BP) increments of yield curve shifts. The second column presents the overall dollar amount of NPV at each basis point increment. The third and fourth columns present the Company's actual position in dollar change and percentage change in NPV at each basis point increment. The remaining columns present the Company's percentage change and basis point change in its NPV as a percentage of portfolio value (PV) of assets. The model is a static simulation assessing cash flows from the Company's current balance sheet position. No management reaction to rate changes is projected. The model measures the economic value of assets and liabilities taking into consideration effective duration, imbedded options of mortgage assets, and annual and lifetime caps on rate adjustments.

      Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Although certain assets and liabilities may have similar maturities or periods within which they will reprice, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

      The Company's Board of Directors is responsible for reviewing the Company's assets and liability policies. The Board meets monthly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Company's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Company's asset and liability goals and strategies.

Year 2000

      Many computer programs use only a two-digit field to identify the year. The upcoming change in the century requires a four-digit field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

      The Company relies heavily on automated systems to service its customers, primarily deposits and loans. If not addressed by the Company and its vendors, the year 2000 issue could cause material adverse consequences. The Company has developed a plan to address the year 2000 issue. The plan includes the identification of all possible impacted applications, analysis of any year 2000 issues and steps to correct any problems. The plan includes contacting all vendors and suppliers to solicit their certification that they are Year 2000 compliant or if not, their expected remedial action and timetable for compliance. The Company's plan calls for the completion of the Year 2000 project by year-end 1998.

      The Company estimates that 60% of its plan has been completed and expects to meet the target completion date. In June 1997, the Company converted to an in-house system for servicing deposits and loans. This system is Year 2000 compliant. At that time, the majority of computer equipment was also upgraded to meet the new systems requirements and insure Year 2000 compliance. The Company has identified minor required expenditures that will be cured through normal asset retirement, or expensed as they are incurred.

Impact of New Accounting Pronouncements and Regulatory Policies

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS establishes standards for reporting and displaying comprehensive income and its components and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt the provisions of SFAS No. 130 in the first quarter of 1998. When adopted, SFAS No. 130 is not expected to have a material impact on the Company.

Effect of Inflation and Changing Prices

      The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Association is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable profitability.
                                  15

                        [Letterhead of Price Waterhouse LLP]




                        Report of Independent Accountants




February 19, 1998


To the Board of Directors and Shareholders of Albion Banc Corp.


In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Albion Banc Corp. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   /s/Price Waterhouse LLP

Albion Banc Corp.
Consolidated Statement of Financial Condition
------------------------------------------------------------------------------

                                                             December 31,
                                                      1997               1996

                        Assets

Cash and due from banks, including interest-bearing
 accounts of $18,600 and $89,700, respectively        $ 1,539,966 $ 1,025,929
Federal funds sold                                      2,850,000   1,100,000
Investment securities available for sale                4,034,900   3,945,700
Investment securities held to maturity (fair value of
 $6,883,000 and $7,283,800, respectively)               6,833,577   7,302,388
Loans held for sale                                       550,340     657,698
Loans receivable, net of allowance for loan losses of
 $276,300 and $305,900, respectively                   52,467,012  47,181,135
Federal Home Loan Bank stock, at cost                     500,000     450,000
Premises and equipment, net                             2,350,964   2,095,528
Other assets                                              592,490     826,732
                                                      ----------- -----------
     Total assets                                     $71,719,249 $64,585,110
                                                      =========== ===========

                        Liabilities and Shareholders' Equity

Deposits                                              $54,910,181 $48,492,019
Advances from Federal Home Loan Bank and other
 borrowings                                             9,200,526   9,275,675
Advances from borrowers for taxes and insurance           891,392     823,620
Other liabilities                                         562,318     130,209
                                                      ----------- -----------
     Total liabilities                                 65,564,417  58,721,523
                                                      ----------- -----------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value - 500,000
  shares authorized, none outstanding
 Common stock, $.0033 par value - 3,000,000 shares
  authorized, 789,258 issued                                2,631       2,631
 Capital surplus                                        2,383,434   2,348,185
 Retained earnings, substantially restricted            3,986,735   3,749,459
 Unearned employee stock ownership plan (ESOP) shares     (44,638)    (70,708)
 Unrealized gain on investment securities
  available for sale, net                                  48,265      55,615
 Treasury stock, 39,105 shares, at cost                  (221,595)   (221,595)
                                                      ----------- -----------
     Total shareholders' equity                         6,154,832   5,863,587
                                                      ----------- -----------
     Total liabilities and shareholders' equity       $71,719,249 $64,585,110
                                                      =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       17

Albion Banc Corp.
Consolidated Statement of Operations
------------------------------------------------------------------------------

                                                Years Ended December 31,
                                              1997        1996        1995
Interest income:
 Interest and fees on loans                $4,177,760  $3,901,270  $3,722,422
 Interest and dividends on investment
  securities and federal funds sold         1,006,631     544,863     675,607
                                           ----------  ----------  ----------
     Total interest income                  5,184,391   4,446,133   4,398,029
                                           ----------  ----------  ----------

Interest expense:
 Interest on deposits                       2,297,157   2,129,106   2,047,077
 Interest on borrowed funds                   583,066     248,402     435,225
                                           ----------  ----------  ----------
     Total interest expense                 2,880,223   2,377,508   2,482,302
                                           ----------  ----------  ----------
Net interest income                         2,304,168   2,068,625   1,915,727
Provision for loan losses                      35,414     140,239      36,000
                                           ----------  ----------  ----------
     Net interest income after provision
      for loan losses                       2,268,754   1,928,386   1,879,727
                                           ----------  ----------  ----------
Noninterest income:
 Gain on sale of mortgage loans,
  investment securities available for
  sale and foreclosed real estate              59,203      38,031      39,070
 Other noninterest income                     330,386     222,100     157,848
                                           ----------  ----------  ----------
     Total noninterest income                 389,589     260,131     196,918
                                           ----------  ----------  ----------

Noninterest expense:
 Salaries and employee benefits               985,588     898,745     831,446
 Occupancy expenses                           390,136     307,886     246,426
 Deposit insurance premiums                    46,632     391,541     102,176
 Professional fees                            102,784     101,428     185,457
 Data processing fees                         188,350     201,153     148,897
 Other operating expenses                     367,387     330,165     302,710
                                           ----------  ----------  ----------
     Total noninterest expense              2,080,877   2,230,918   1,817,112
                                           ----------  ----------  ----------
Income (loss) before income taxes             577,466     (42,401)    259,533
Provision (benefit) for income taxes          226,265     (38,049)     78,800
                                           ----------  ----------  ----------
     Net income (loss)                     $  351,201  $   (4,352) $  180,733
                                           ==========  ==========  ==========
Basic earnings (loss) per common share     $      .48  $     (.01) $      .24
                                           ==========  ==========  ==========
Diluted earnings (loss) per common share   $      .46  $     (.01) $      .24
                                           ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

Albion Banc Corp.
Consolidated Statements of Changes in Shareholders' Equity
---------------------------------------------------------------------------------------------------------

                                                                           Unrealized
                                                                           gain on
                                                                           investment
                                                                 Unearned  securities
                                   Common  Capital    Retained     ESOP     available  Treasury
                                   stock   surplus    earnings    shares    for sale    stock     Total


Balance at December 31, 1994       $ 2,607 $2,293,091 $3,729,182 $(126,700)                   $5,898,180
Net income                                               180,733                                 180,733
Cash dividends paid
 ($.10 per share)                                        (76,104)                                (76,104)
ESOP shares committed to be
 released                                      12,884               29,083                        41,967
Net unrealized appreciation of
 investment securities available
 for sale                                                                    44,344               44,344
                                   ------- ---------- ---------- ---------  ------- --------  ----------
Balance at December 31, 1995         2,607  2,305,975  3,833,811   (97,617)  44,344            6,089,120
Net loss                                                  (4,352)                                 (4,352)
Exercise of stock options               24     23,696                                             23,720
Cash dividends paid ($.10 per
 share)                                                  (80,000)                                (80,000)
ESOP shares committed to be
 released                                      18,514               26,909                        45,423
Net unrealized appreciation of
 investment securities available
 for sale                                                                    11,271               11,271
Purchase of treasury stock                                                           (221,595)  (221,595)
                                   ------- ---------- ---------- ---------  ------- --------- ----------
Balance at December 31, 1996         2,631  2,348,185  3,749,459   (70,708)  55,615  (221,595) 5,863,587
Net income                                               351,201                                 351,201
Cash dividends paid ($.16 per
 share)                                                 (113,925)                               (113,925)
ESOP shares committed to be
 released                                      35,249               26,070                        61,319
Net unrealized depreciation of
 investment securities available
 for sale                                                                    (7,350)              (7,350)
                                   ------- ---------- ---------- ---------  -------  --------- ----------
Balance at December 31, 1997       $ 2.631 $2,383,434 $3,986,735 $(44,638)  $48,265  $(221,595)$6,154,832
                                   ======= ========== ========== ========   =======  ========= ==========

      The accompanying notes are an integral part of these consolidated financial statements.


Albion Banc Corp.
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------

                                                Years Ended December 31,
                                               1997       1996       1995
Cash flows from operating activities:
 Net income (loss)                          $  351,201 $   (4,352) $  180,733
 Depreciation, amortization and accretion      183,938    142,208      60,072
 Provision for loan losses                      35,414    140,239      36,000
 Provision for losses on foreclosed real
  estate                                                   41,000      14,546
 Provision (benefit) for deferred income
 taxes                                         133,700    (12,800)    (11,600)
 Gain on sale of mortgage loans, investment
  securities and foreclosed real estate        (59,203)   (38,031)    (39,070)
 ESOP expense                                   61,319     45,423      41,967
 Originations of loans held for sale          (392,566)(1,116,740)
 Proceeds from sale of loans held for sale     506,641    464,990
 Changes in operating assets and liabilities -
  Decrease (increase) in other assets           32,142   (168,005)      5,269
  Increase (decrease) in other liabilities     305,894     54,749     (39,111)
                                            ---------- ----------  ----------
     Net cash provided by (used in)
      operating activities                   1,158,480   (451,319)    248,806
                                            ---------- ----------  ----------

Cash flows from investing activities:
 Proceeds from sale of foreclosed real
  estate                                       254,586    159,537
 Proceeds from sale of investment
  securities available for sale                                     1,936,928
 Proceeds from maturities and calls of
  investment securities available
  for sale                                     881,521  1,203,432   2,010,888
 Proceeds from maturities and calls of
  investment securities held to maturity     5,116,163  2,206,792   2,482,000
 Purchases of investment securities
  available for sale                        (1,001,757)(1,011,009) (2,873,862)
 Purchases of investment securities held
  to maturity                               (4,621,649)(6,193,497) (5,187,448)
 Net (increase) decrease in loans
  receivable                                (5,321,291)(3,632,264)  2,963,578
 (Purchase) redemption of Federal Home
  Loan Bank                                    (50,000)    25,000      47,500
 Expenditures for capital assets              (448,876)   (64,278) (1,321,292)
                                            ---------- ----------  ----------
     Net cash (used in) provided by
      investing activities                  (5,191,303)(7,306,287)     58,292
                                            ---------- ----------  ----------

Cash flows from financing activities:
 Net increase (decrease) in savings, NOW,
  money market and noninterest-bearing
  deposits                                   1,453,774  4,067,121  (3,433,884)
 Net increase (decrease) in time deposits    4,964,388 (2,134,531) 12,211,275
 Proceeds from Federal Home Loan Bank and
  other borrowings                           5,000,000  9,500,000
 Payments on advances from Federal Home
  Loan Bank and other borrowings            (5,075,149)(3,523,107) (6,676,218)
 Proceeds from exercise of stock options                   23,720
 Dividends paid                               (113,925)   (80,000)    (76,104)
 Net increase (decrease) in advances from
  borrowers for taxes and insurance             67,772   (145,091)   (595,410)
 Purchase of treasury stock                              (221,595)
                                            ---------- ----------  ----------
     Net cash provided by financing
      activities                             6,296,860  7,486,517   1,429,659
                                            ---------- ----------  ----------
Net increase (decrease) in cash and cash
 equivalents                                 2,264,037   (271,089)  1,736,757
Cash and cash equivalents at beginning
 of year                                     2,125,929  2,397,018     660,261
                                            ---------- ----------  ----------
Cash and cash equivalents at end of year    $4,389,966 $2,125,929  $2,397,018
                                            ========== ==========  ==========

Cash paid during the year for:
 Interest                                   $2,902,589 $2,307,861  $2,527,052
 Income taxes                               $  150,273 $   46,000  $   97,363


The accompanying notes are an integral part of these consolidated financial statements.

Albion Banc Corp.
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Description of Operations
      Albion Banc Corp. (the "Holding Company" or the "Company") is the holding company for Albion Federal Savings and Loan Association (the "Association"), which is headquartered in Albion, New York. Through the Association, the Company is engaged primarily in the business of retail banking in Western New York. Additionally, the Association offers nontraditional deposit products, such as annuities and mutual funds, through a subsidiary, New Frontier of Albion Corp. ("New Frontier").

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

      A loan is considered impaired, based on current information and events, when it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (generally within 90 days). Accordingly, the Company measures all nonaccrual and restructured commercial real estate and commercial loans individually, based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral.
      This accounting policy does not apply to large groups of small balance, homogeneous loans such as consumer installment and residential real estate loans, that are collectively evaluated for impairment based upon historical statistics.

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

      Earnings (Loss) Per Share
      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in the fourth quarter of 1997. SFAS No. 128 establishes new standards for computing and presenting earnings
      (loss) per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings (loss) per share data be restated to conform with the provisions of the statement. SFAS No. 128 eliminates primary earnings (loss) per share and fully diluted earnings
      (loss) per share and requires the presentation of basic and diluted earnings (loss) per share.

      Basic earnings (loss) per share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. ESOP shares not committed to be released are not considered outstanding for purposes of the calculation. Diluted earnings (loss) per share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the number of additional common shares that would have been outstanding if the Dilutive potential common shares outstanding during the period had been issued.

      Statement of Cash Flows
      For purposes of the statement of cash flows, the Company defines cash and cash equivalents as cash and due from banks and federal funds sold.

2.    Investment Securities

      The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                            December 31, 1997
                             -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value

Mortgage-backed securities   $3,954,539    $ 84,422    $  (4,061)  $4,034,900
                             ==========    ========    =========   ==========

                                             December 31, 1996
                              -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value

Mortgage-backed securities   $3,850,505   $ 95,874     $    (679)  $3,945,700
                             ==========   ========     =========   ==========

      The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                            December 31, 1997
                             -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value

Mortgage-backed securities   $5,832,311    $ 50,389    $           $5,882,700
U.S. government agency
 securities                   1,001,266                     (966)   1,000,300
                             ----------    --------    ---------   ----------
       Total                 $6,833,577    $ 50,389    $    (966)  $6,883,000
                             ==========    ========    =========   ==========


                                            December 31, 1996
                             -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized    fair
                                cost        gains        losses      value

U.S. Treasury securities     $2,872,670   $    2,507   $      (77) $2,875,100
State and political
 subdivision securities         200,218        1,182                  201,400
Mortgage-backed securities    4,129,590                   (22,990)  4,106,600
Corporate obligations            99,910          790                  100,700
                             ----------   ----------   ----------  ----------
       Total                 $7,302,388   $    4,479   $  (23,067) $7,283,800
                             ==========   ==========   ==========  ==========


      The amortized cost and estimated fair value by contractual maturity of investment securities at December 31, 1997 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                             Available for sale       Held to maturity
                            ---------------------   ---------------------
                                        Estimated               Estimated
                            Amortized      fair     Amortized      fair
                               cost       value      cost         value

Due after one year through
  5 years                   $        -  $        -  $1,001,266  $1,000,300
                            ----------  ----------  ----------  ----------
Mortgage-backed securities   3,954,539   4,034,900   5,832,311   5,882,700
                            ----------  ----------  ----------  ----------
                            $3,954,539  $4,034,900  $6,833,577  $6,883,000
                            ==========  ==========  ==========  ==========

3.    Loans Receivable

      Loans receivable consist of the following:

                                                 December 31,
                                              1997         1996
Real estate loans:
 Secured by one to four family residence   $42,473,738  $38,734,967
 Secured by other properties                 2,203,839    2,234,372
 Construction loans                            413,200      578,318
                                           -----------  -----------
                                            45,090,777   41,547,657
                                           -----------  -----------
Other loans:
 Automobile loans                              100,607      129,271
 Home improvement loans                      7,152,228    4,959,798
 Other                                         688,245    1,106,331
                                           -----------  -----------
                                             7,941,080    6,195,400
                                           -----------  -----------

Undisbursed portion of loans                  (327,480)    (278,927)
Net deferred loan origination costs             38,935       22,905
Allowance for loan losses                     (276,300)    (305,900)
                                           -----------  -----------
                                              (564,845)    (561,922)
                                           -----------  -----------
                                           $52,467,012  $47,181,135
                                           ===========  ===========

      The balance of nonaccrual loans at December 31, 1997 and 1996 was $276,300 and $251,500, respectively. There were no impaired loans at December 31, 1997 or 1996. The average balance of impaired loans during 1997 and 1996 was $-0- and $52,100, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

      At December 31, 1997, the carrying value and market value of loans pledged as collateral for advances from the Federal Home Loan Bank of New York was $9,702,100 and $9,900,000, respectively.

4.    Allowance for Loan Losses

      An analysis of changes in the allowance for loan losses is as follows:

                                                December 31,
                                       1997        1996         1995

Balance at beginning of period      $ 305,900   $ 244,100   $  224,00
 Provision expense                     35,414     140,239      36,000
 Net charge-offs                      (65,014)    (78,439)    (15,900)
                                    ---------   ---------   ---------
Balance at end of period            $ 276,300   $ 305,900   $ 244,100
                                    =========   =========   =========

5.    Loan Servicing

      Loans serviced for others, amounting to approximately $10,463,700 and $11,079,500 at December 31, 1997 and 1996, respectively, are not included in the statement of financial condition. Custodial escrow balances maintained in connection with loans serviced for others were approximately $189,600 and $196,600 at December 31, 1997 and 1996, respectively.

6.    Premises and Equipment

      Premises and equipment, net of accumulated depreciation and amortization, consist of the following:

                                                December 31,
                                             1997         1996

Land                                      $  350,642   $  350,642
Premises                                   1,740,135    1,727,760
Furniture, fixtures and equipment          1,354,487      918,380
                                          ----------   ----------
                                           3,445,264    2,996,782
 Less - Accumulated depreciation          (1,094,300)    (901,254)
                                          ----------   ----------
                                          $2,350,964   $2,095,528
                                          ==========   ==========

      Depreciation expense on premises and equipment was: $193,400, $158,900, and $104,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.    Deposits

      Deposits were comprised of the following:

                                                 December 31,
                                 -----------------------------------------
                                          1997                  1996
                                 -----------------------------------------
                                               Per                   Per
                                     Amount    cent        Amount    cent

Noninterest bearing deposits     $ 2,395,245    4.4%   $ 1,584,823    3.3%
Savings deposits                  13,974,443   25.5     12,889,380   26.6
Negotiable order of withdrawal
 deposits                          3,498,122    6.4      2,615,737    5.4
Money market deposits              2,219,913    4.0      3,544,009    7.3
                                 -----------  -----    -----------  -----
                                  22,087,723   40.3     20,633,949   42.6
                                 -----------  -----    -----------  -----
Certificates of deposit:
 4.00% and less                       10,915   53.6        472,108    1.0
 4.01% - 6.00%                    29,446,514    6.1     22,852,167   47.1
 6.01% - 8.00%                     3,353,533             4,518,302    9.3
 8.01% and greater                    11,496                15,493
                                 -----------  -----    -----------  -----
                                  32,822,458   59.7     27,858,070   57.4
                                 -----------  -----    -----------  -----
                                 $54,910,181  100.0%   $48,492,019  100.0%
                                 ===========  =====    ===========  =====


      The weighted average interest rates paid on total deposits were 4.6% and 4.4% at December 31, 1997 and 1996, respectively.

      At December 31, 1997, certificates of deposit have scheduled maturity dates as follows:


                       1998        1999        2000       2001      2002    Thereafter    Total

4.00% or less      $    10,915  $           $           $         $         $          $    10,915
4.01% - 6.00%       22,390,236   5,181,098   1,017,675   572,718   262,533    22,254    29,446,514
6.01% - 8.00%          580,245   1,987,513     416,199    16,869   192,351   160,356     3,353,533
8.01% and greater        9,496       2,000                                                  11,496
                   -----------  ----------  ----------  --------  --------  --------   -----------
      Total        $22,990,892  $7,170,611  $1,433,874  $589,587  $454,884  $182,610   $32,822,458
                   ===========  ==========  ==========  ========  ========  ========   ===========


      At December 31, 1997, certificates of deposit in amounts of $100,000 or more have the following scheduled time remaining until maturity:

              Three months or less                  $  958,240
              Over three through six months            788,595
              Over six through twelve months           531,082
              Over twelve months                       872,136
                                                    ----------
                                                    $3,150,053
                                                    ==========

      Interest expense on deposits is as follows:

                                           Years Ended December 31,
                                        1997         1996         1995

      Savings deposits               $  421,071   $  382,701   $  364,458
      Negotiable order of withdrawal
       deposits                          56,650       47,091       34,748
      Money market deposits              80,148       72,388       74,561
      Certificates of deposit         1,739,288    1,626,926    1,573,310
                                     ----------   ----------   ----------
                                     $2,297,157   $2,129,106   $2,047,077
                                     ==========   ==========   ==========

8.    Advances from Federal Home Loan Bank and Other Borrowings

      At December 31, 1997 and 1996, the Company had advances, secured by residential real estate loans, from the Federal Home Loan Bank of New York of $9,000,000. The borrowings outstanding at December 31, 1997 had fixed and variable rates of interest ranging from 5.88% to 6.60%, with a weighted average interest rate of 6.19%, and mature at various dates through 2002. The borrowings outstanding at December 31, 1996 had fixed and variable rates of interest ranging from 4.85% to 6.28%, with a weighted average interest rate of 5.93%. Required principal repayments at December 31, 1997 are as follows: $5,000,000 in 1998, $1,000,000 in
      1999 and 2000, and $2,000,000 in 2002.

      At December 31, 1997 and 1996, the Company had $200,526 and $275,675, respectively, outstanding on a loan used for construction of a branch office. The loan has a fixed rate of interest of 8.5% and requires monthly payments of principal and interest through 2001. At December 31, 1997, principal payments of $29,000, $88,400, $42,200 and $40,900 are required in 1998, 1999, 2000 and 2001, respectively.

9.    Earnings (Loss) Per Share

      The full year calculations shown below for 1997, 1996 and 1995 reflect an average of the quarterly calculations during those years. During 1996, only one of four quarters experienced a loss even though there was a net loss for the year. Therefore, the dilutive effect of the incremental shares included in the quarterly EPS calculations for the quarters with income are excluded from the year-to-date calculation.

                                   For the Year Ended
                                    December 31, 1997
                               -----------------------------
                                                   Per-Share
                                Income    Shares   Amount

Basic EPS                      $ 351,201  733,047  $  .48
                               =========  =======  ======

Effect of Dilutive Securities:
 Options                                   23,498
                               ---------  -------  ------
Diluted EPS                    $ 351,201  756,545  $  .46
                               =========  =======  ======


                                   For the Year Ended
                                    December 31, 1996
                               -----------------------------
                                                   Per-Share
                                Loss      Shares   Amount

Basic and Diluted EPS          $ (4,352)  738,284  $(.01)
                               ========   =======  =====


                                   For the Year Ended
                                    December 31, 1995
                               -----------------------------
                                                   Per-Share
                                Income    Shares   Amount

Basic EPS                      $ 180,733  748,493  $ .24
                               =========  =======  =====

Effect of Dilutive Securities:
  Options                                  15,446
                               ---------  -------

Diluted EPS                    $ 180,733  769,939  $ .24
                               =========  =======  =====

10.   Employee Benefit Plans

      The Company has a defined contribution plan covering substantially all employees which provides for a salary deferral arrangement, pursuant to
      Section 401(k) of the Internal Revenue Code, as contributions to a savings plan. The plan provides for an annual contribution by the Company of 5% of an employee's base salary. In addition, the Company contributes to the plan one-half of every dollar contributed by an employee up to an additional 4% of an employee's base salary. The amounts charged to expense related to this plan were approximately $46,000, $33,500 and $27,700 for the years ended December 31, 1997, 1996 and 1995, respectively.

      The Company has an internally leveraged employee stock ownership plan that covers all employees who have completed at least 1,000 hours of service in a twelve-month period and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants in proportion to their compensation relative to total compensation of all active participants.

      The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $52,000, $45,400 and $42,000 during 1997, 1996 and 1995, respectively.

      A summary of ESOP shares is as follows:

                                                     December 31,
                                                  1997        1996

Shares released for allocation and allocated   $  41,118   $  33,534
Unreleased shares                                 13,629      21,213
                                               ---------   ---------
 Total ESOP shares                             $  54,747   $  54,747
                                               =========   =========
Fair value of unreleased shares                $ 181,720   $ 118,439
                                               =========   =========

      Under the 1993 Stock Option and Incentive Plan (Stock Option Plan), 78,210 shares of common stock were reserved for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options. Options granted to non-employee directors will constitute non-incentive stock options.

      With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options are immediately exercisable and expire no later than ten years from the date of grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Stock Option Plan. Accordingly, no compensation expense was recognized in 1996 for stock option awards since the exercise price of stock options granted was not less than the fair market value of the common stock at date of grant. Had the Company recognized compensation expense in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," net loss and loss per basic and diluted common share would have been $26,729 and $.04, respectively, for the year ended December 31, 1996. To calculate those pro forma amounts, the Company utilized the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.38%; an expected option life of six years; expected volatility of 31.33%; and an expected dividend yield of 1.77%.

      A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is as follows:

                               1997             1996              1995
                          ---------------- ----------------  ----------------
                                  Weighted         Weighted          Weighted
                                  average          average           average
                                  exercise         exercise          exercise
                          Shares  price    Shares  price     Shares  price

Outstanding at beginning
 of year                  50,022  $ 4.00   46,533  $ 3.33    53,103  $ 3.33
  Granted                                  10,533    5.79
  Exercised                                (7,116)   3.33
  Forfeited                                                          $ 3.33
                                                             (6,570)
                          ------           ------            ------
Outstanding and
 exercisable
 at end of year           50,022  $ 4.00   50,022  $ 4.00    46,533  $ 3.33
                          ======           ======            ======
Fair value of options
 granted during the year                   $2.11
                                           =====

      At December 31, 1997, there are 39,417 options outstanding with an exercise price of 3.33 and a remaining contractual life of six years, and 10,605 options outstanding with an exercise price of $5.79 and a remaining contractual life of nine years. Additionally, at December 31, 1997, there are 21,072 shares available for future grant.

11.   Income Taxes

      The Company, the Association, and New Frontier file a consolidated federal return. The Company and the Association file a combined state return, while New Frontier files a separate state return. All returns are filed on a calendar year basis.

      For the tax years prior to 1996 under the Internal Revenue Code, a special bad debt deduction for additions to the Company's tax bad debt reserves was allowed. Federal legislation enacted in 1996 eliminated this reserve method. For tax years beginning after January 1, 1996, the Company is only permitted to take deductions for bad debts for federal tax purposes on the basis of actual loan charge-off activity (specific charge-offs). This legislation also requires that the Company recapture into taxable income the portion of existing tax bad debt reserves created in the years beginning after December 31, 1987.

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

      At December 31, 1997, the Company's total pre-1988 tax bad debt reserve was approximately $828,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

      Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company's loss history ("Experience Method") or a statutory percentage equal to 32% of the Company's New York State taxable income. The Company used the specific charge-off method in 1996 and the percentage method in 1997.

      The components of the provision (benefit) for income taxes are as follows:
                                          December 31,
                                 1997        1996         1995
      Current:
        Federal               $  88,740    $(25,499)    $ 84,400
        State                     3,825         250        6,000
                              ---------    --------     --------
                                 92,565     (25,249)      90,400
      Deferred                  133,700     (12,800)     (11,600)
                              ---------    --------     --------
                              $ 226,265    $(38,049)    $ 78,800
                              =========    ========     ========

      A summary of deferred income taxes is as follows:

                                                       December 31,
                                                      1997      1996
Deferred income tax assets:
 Allowance for loan losses                         $  97,400  $ 106,000
 Other                                                23,300     44,500
                                                   ---------  ---------
                                                   $ 120,700  $ 150,500
                                                   =========  =========
Deferred income tax liabilities:
 Depreciation                                      $(135,300) $ (85,000)
 Unrealized gain on investment securities            (32,100)   (38,000)
 Deferred loan origination fees and costs            (15,600)    (9,000)
 Other                                               (19,000)    (8,000)
                                                   ---------  ---------
                                                    (202,000)  (140,000)
                                                   ---------  ---------
Net deferred income tax (liability) asset          $ (81,300) $  10,500
                                                   =========  =========

      The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

                                        Years Ended December 31,
                       -----------------------------------------------------
                             1997              1996              1995
                                  Per-              Per-               Per-
                                  cent              cent               cent
                                   of                of                 of
                                 pretax            pretax             pretax
                       Amount    income  Amount    income   Amount    income
                       ------    ------  ------    ------   ------    ------
Expected tax at
federal statutory
 rate                 $196,338   34.0%   $(14,416) (34.0)   $ 88,200  34.0%

Increases (decreases)
resulting from:
 State franchise
  taxes, less
  applicable federal
  income tax benefit    23,034    4.0     (18,975) (44.7)     10,200   3.9

 Tax exempt interest
  on investments
  in state and
  political
  subdivision
  securities            (1,349)   (.2)     (4,866) (11.5)     (7,900) (3.0)

 Book bad debt
  deduction
  less than tax                                              (17,700) (6.8)

 Other, net              8,242    1.4         208     .5       6,000   2.3
                      --------  -----    --------  -----    -------- -----
Provision (benefit)
 for income taxes     $226,265   39.2%   $(38,049) (89.7)%  $ 78,800  30.4%
                      ========  =====    ========  =====    ======== =====

12.   Related Party Transactions

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
                                                         Years Ended
                                                         December 31,
                                                      1997        1996

Balance of loans outstanding at beginning of year  $  371,650  $  364,601
New originations and increases in existing loans      209,575      38,046
Principal repayments                                 (103,986)    (30,997)
                                                   ----------  ----------
Balance of loans outstanding at end of year        $  477,239  $  371,650


                                                   ==========  ==========

      At December 31, 1997 and 1996, there were approximately $985,900 and $438,900, respectively, in deposits from such related parties.

13. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the statement of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 1997. The Company does not utilize off-balance sheet derivative instruments.

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

      Commitments to extend credit, which generally have a sixty-day expiration date or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1997, the Company's total commitments to extend credit, all of which were fixed rate, approximated $1,463,900. All outstanding loan commitments are scheduled to be disbursed within sixty days. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

14.   Commitments and Contingencies

      The Company is involved in litigation and investigations of a routine nature which are being defended and handled in the ordinary course of business. These matters are not considered significant to the Company's financial condition or results of operations.

15.   Disclosures About Fair Value of Financial Instruments

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

      Deposit Liabilities
      The fair value of demand deposits, savings accounts and certain money-market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      Borrowings
      Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The estimated fair value of financial commitments was not significant.

      The estimated fair values of the Company's financial instruments are as follows:

                                               December 31,
                          ------------------------------------------------
                                     1997                      1996
                          -----------------------  -----------------------
                            Carrying     Fair        Carrying       Fair
                             amount      value        amount        value
Financial assets:
 Cash and cash
  equivalents             $ 4,389,966 $ 4,389,966  $ 2,125,929  $ 2,125,929
 Investment securities
 Loans held for sale
  and loans receivable,
  net of allowance
  for possible loan
  losses                   53,017,352  53,798,000   47,838,833   48,002,000
 Federal Home Loan Bank
  stock                       500,000     500,000      450,000      450,000

Financial liabilities:
 Deposits                  54,910,181  54,987,000   48,492,019   48,658,000
 Advances from the
  Federal Home Loan
  Bank and other
  borrowings                9,200,526   9,142,000    9,275,675    9,278,000

16.   Regulatory Matters

      The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and tangible capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1997, that the Association meets all capital adequacy requirements to which it is subject.

      As of December 31, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category.





      The Association's actual capital amounts (in thousands) and ratios are also presented in the table.


                                                                For Capital         Prompt Corrective
                                                              Adequacy Purposes     Action Provisions
                                                           Greater or Greater or  Greater or Greater or
                                           Actual           Equal to   Equal to   Equal to   Equal to
                                           Amount   Ratio    Amount    Ratio       Amount     Ratio


As of December 31, 1997:
  Total capital (to risk-weighted
    assets)                               $ 5,591   15.7%   $ 2,857     8.0%       $ 3,571    10.0%
  Tier I capital (to risk-weighted
    assets)                                 5,352   15.0      1,428     4.0          2,143     6.0
  Tier I capital (to adjusted
    total assets)                           5,352    7.5      2,139     3.0          3,566     5.0
  Tangible capital (to adjusted
    total assets)                           5,352    7.5      1,070     1.5           N/A      N/A

As of December 31, 1996:
  Total capital (to risk-weighted
    assets)                                 5,166   16.0      2,585     8.0          3,231    10.0
  Tier I capital (to risk-weighted
    assets)                                 4,957   15.3      1,292     4.0          1,938     6.0
  Tier I capital (to adjusted
    total assets)                           4,957    7.8      1,919     3.0          3,198     5.0
  Tangible capital (to adjusted
    total assets)                           4,957    7.8        959     1.5           N/A      N/A


                                 35

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

      The Holding Company is subject to the restrictions of Delaware law, which generally limits dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Association is subject to OTS regulations which limit its ability to upstream dividends to the Holding Company. As a Tier 1 savings association, the Association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one half of its surplus capital ratio at the beginning of the calendar year.

      On July 19, 1995, the Association entered into a Supervisory Agreement with the OTS, which required the Company to develop policies and procedures primarily relating to its internal operations. On August 25, 1997, the OTS terminated the Agreement having determined that the Company had complied with its terms and conditions.

17.   Subsequent Events

      On December 17, 1997, the Company s Board of Directors voted a three-for-one stock split of its common stock, effected in the form of a stock dividend to holders of record on January 16, 1998. The stock split was completed on February 5, 1998. Common stock issued, treasury stock held and per share data have been restated to reflect the split.

18.   Parent Company Financial Information

      The following condensed statement of financial condition and condensed statements of operations and of cash flows for Albion Banc Corp. should be read in conjunction with the consolidated financial statements and notes thereto.

                           Condensed Statement of Condition

                                                           December 31,
                                                        1997        1996
                                         Assets
 Cash                                                $5,100,208  $  194,853
 Federal funds sold                                     600,000
 Investment securities held to maturity (fair value
  of $-0- and $585,000, respectively)                               584,667
 Investment in subsidiary                             5,242,219   4,898,877
 Loan to ESOP                                            52,140      78,210
 Other assets                                             3,115       3,115
                                                     ----------  ----------
   Total assets                                      $5,997,682  $5,759,722
                                                     ==========  ==========

                           Liabilities and Shareholders' Equity

Accrued liabilities                                  $      833  $      149

Shareholders' equity:
 Common stock                                             2,631       2,631
 Capital surplus                                      2,229,078   2,229,078
 Retained earnings                                    3,986,735   3,749,459
 Treasury stock, 39,105 shares, at cost                (221,595)   (221,595)
                                                     ----------  ----------
   Total liabilities and shareholders' equity        $5,997,682  $5,759,722
                                                     ==========  ==========

                           Condensed Statement of Operations

                                                 Years Ended December 31,
                                                1997      1996       1995
Equity in undistributed earnings (loss)
 of subsidiary                               $343,342  $(24,363)  $ 98,788
Dividends received - Albion Federal
 Savings and Loan Association                                       76,104
Interest and fees on loans                      6,648     8,286     10,564
Interest and dividends on investment
 securities                                    31,231    38,501     11,858
Other operating expenses                      (30,020)  (26,776)   (16,581)
                                             --------  --------   --------
 Net income (loss)                           $351,201  $ (4,352)  $180,733
                                             ========  ========   ========

                           Condensed Statement of Cash Flows

                                               Years Ended December 31,
                                           1997          1996        1995
Cash flows from operating activities:
 Net income (loss)                      $  351,201    $  (4,352)   $ 180,733
 Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities -
  Accretion of bond discount               (31,058)     (38,483)
  Equity in (income) loss of
   subsidiary                             (343,342)      24,363      (174,892)
  Decrease in other assets                               (2,798)         (317)
  Increase (decrease) in accrued
   liabilities                                 684          149       (18,753)
                                        ----------  -----------   -----------
   Net cash used in operating activities   (22,515)     (21,121)      (13,229)
                                        ----------  -----------   -----------

Cash flows from investing activities:
 Dividends received - Albion Federal
  Savings and Loan Association                                         76,104
 Proceeds from repayment of ESOP loan       26,070       34,673        37,476
 Proceeds from maturities of investment
  securities held to maturity            1,215,000    1,500,000       900,000
 Purchases of investment securities
  held to maturity                        (599,275)  (1,274.969)   (1,671,312)
 Net decrease (increase) in loans
   receivable                                           120,182      (120,182)
                                        ----------  -----------   -----------
   Net cash provided by (used in)
    investing activities                   641,795      379,886      (777,914)
                                        ----------  -----------   -----------

Cash flows from financing activities:
 Proceeds from exercise of stock options                 23,720
 Dividends paid                           (113,925)     (80,000)      (76,104)
 Purchase of treasury stock                            (221,595)
                                        ----------  -----------   -----------
   Net cash used in financing activities  (113,925)    (277,875)      (76,104)
                                        ----------  -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                          505,355       80,890      (867,247)

Cash and cash equivalents at beginning
 of year                                   194,853      113,963       981,210
                                        ----------  -----------   -----------
Cash and cash equivalents at end of
 year                                   $  700,208  $   194,853   $   113,963
                                        ==========  ===========   ===========

                           COMMON STOCK INFORMATION

      The common stock of Albion Banc Corp. is traded on the Nasdaq Small Cap Market under the symbol "ALBC". The Company's common stock closed at $10.75 on March 2, 1998, on which date, there were approximately 587 stockholders of record. Under Federal regulations, the dollar amount of dividends a federal savings association may pay is dependent upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Association's Plan of Conversion. Albion Federal is subject to these requirements and regulations. There are also certain dividend limitations applicable to the Corporation under Delaware law.

      The following table sets forth market price and dividend information for the Corporation's Common Stock for the years 1997 and 1996.

            FISCAL 1997      HIGH      LOW        CLOSE     DIVIDENDS PAID
            -----------      ----      ---        -----     --------------

            First Quarter    $ 6.33    $ 5.50     $ 6.17         $.11

            Second Quarter   $ 7.67    $ 6.00     $ 7.67          --

            Third Quarter    $ 8.58    $ 7.33     $ 8.58          .05

            Fourth Quarter   $13.58    $ 8.83     $13.33          --


            FISCAL 1996      HIGH      LOW        CLOSE     DIVIDENDS PAID
            -----------      ----      ---        -----     --------------

            First Quarter    $  6.00   $ 5.50     $ 5.50         $.10

            Second Quarter   $  6.17   $ 5.54     $ 5.58          --

            Third Quarter    $  5.83   $ 5.50     $ 5.50          --

            Fourth Quarter   $  6.08   $ 5.58     $ 5.58          --

                       DIRECTORS AND OFFICERS

ALBION BANC CORP.                    ALBION FEDERAL SAVINGS
                                     AND LOAN ASSOCIATION

DIRECTORS:                           DIRECTORS:

JAMES H. KEELER                      JAMES H. KEELER
 Chairman of the Board of the          Chairman of the Board of the
 Corporation and President, Chief      Association and President, Chief
 Executive Officer and majority        Executive Officer and majority
 shareholder of Keeler Construction    shareholder of Keeler Construction
 Co., Inc.                             Co., Inc.

RICHARD A. PILON                      RICHARD A. PILON
 Vice Chairman of the Board of the     Vice Chairman of the Board of the
 Corporation President, Treasurer      Association President, Treasurer
 and a majority stockholder of         and a majority stockholder of
 Dale's Plaza, Inc. and Secretary      Dale's Plaza, Inc. and Secretary
 and Treasurer of Dale & Son           and Treasurer of Dale & Son
 Supermarket, Inc. (DBA Jubilee        Supermarket, Inc. (DBA Jubilee
 Foods).                               Foods).

DOLORES L. GIARRIZZO                  DOLORES L. GIARRIZZO
 Retired, prior to that, associated     Retired, prior to that, associated
 with Agway, Inc.                       Agway, Inc.

ROBERT R. BROWN II                    ROBERT R. BROWN II
 Self-employed and Vice President of    Self-employed and Vice President of
 Orchard Dale Fruit Farms, Inc.         Orchard Dale Fruit Farms, Inc.

HAROLD M. KLUDT                       HAROLD M. KLUDT
 Partner and part owner Kludt Bros.,    Partner and part owner Kludt Bros.,
Inc.                                   Inc.

CHRISS M. ANDREWS                     CHRISS M. ANDREWS
 Owner and President of Barclay &       Owner and President of Barclay &
Fowler Oil Corp.                       Fowler Oil Corp.

GREG SPEER                            GREG SPEER
 Owner and Chief Executive Officer of   Owner and Chief Executive Officer of
 Speer Equipment.                       Speer Equipment.

OFFICERS:                             OFFICERS:

JEFFREY S. RHEINWALD                  JEFFREY S. RHEINWALD
President and Chief Executive Officer   President and Chief Executive Officer

JOHN S. KETTLE                        JOHN S. KETTLE
Senior Vice President and Treasurer     Senior Vice President and Treasurer

MARK F. REED                          MARK F. REED
Vice President and Chief Financial      Vice President and Chief Financial
Officer                                Officer

                           CORPORATE INFORMATION

CORPORATE HEADQUARTERS                    TRANSFER AGENT

48 North Main Street                      American Stock Transfer & Trust Co.
Albion, New York 14411                    6201 15th Avenue
                                          Brooklyn, New York 11219

INDEPENDENT ACCOUNTANTS                   COMMON STOCK

Price Waterhouse LLP                      Traded Over the Counter
Buffalo, New York                         Small Cap Market
                                          Nasdaq Symbol: ALBC

GENERAL COUNSEL

Saperston and Day
Rochester, New York

SPECIAL COUNSEL

Breyer and Aguggia
Washington, D.C.

                          --------------

ANNUAL MEETING

      The Annual Meeting of Shareholders will be held Wednesday, April 15, 1998 at 10:00 a.m., Eastern Time, at Tillman's Village Inn, Corner of Routes 98 and 104, Albion, New York.

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

-----------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b) New Frontier of Albion is the wholly owned subsidiary of Albion Federal Savings and Loan Association.

                            Exhibit 23

                 Consent of Price Waterhouse LLP

                       [Letterhead of Price Waterhouse LLP]

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 77152) of Albion Banc Corp. of our report dated February 19, 1998 appearing on page 16 of the 1997 Annual Report to Shareholders of Albion Banc Corp., which is incorporated by reference in Albion Banc Corp.'s Annual Report on Form 10-KSB for the year ended December 31, 1997.


/s/Price Waterhouse LLP

Price Waterhouse LLP

Buffalo, New York
March 27, 1998

                            Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Albion Banc Corp., Inc. for the year ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

                   Financial Data
                   as of or for the year
Item Number        ended December 31, 1997      Item Description
-----------        -----------------------      ----------------

9-03(1)                 1,539,966               Cash and due from the Banks
9-03(2)                         0               Interest-bearing deposits
9-03(3)                 2,850,000               Federal funds sold - purchased
                                                securities for resale
9-03(4)                         0               Trading account assets
9-03(6)                 4,034,900               Investment and mortgage backed
                                                securities held for sale
9-03(6)                 6,833,577               Investment and mortgage backed
                                                securities held to maturity -
                                                carrying value
9-03(6)                 6,883,000               Investment and mortgage backed
                                                securities held to maturity -
                                                market value
9-03(7)                53,017,352               Loans
9-03(7)(2)               (276,300)              Allowance for losses
9-03(11)               71,719,249               Total assets
9-03(12)               54,910,181               Deposits
9-03(13)                5,000,000               Short-term borrowings
9-03(15)                1,453,710               Other liabilities
9-03(16)                4,200,526               Long-term debt
9-03(19)                        0               Preferred stock - mandatory
                                                redemption
9-03(20)                        0               Preferred stock - no mandatory
                                                redemption
9-03(21)                    2,631               Common stocks
9-03(22)                6,152,201               Other stockholders' equity
9-03(23)               71,719,249               Total liabilities and
                                                stockholders' equity
9-04(1)                 4,177,760               Interest and fees on loans
9-04(2)                 1,006,631               Interest and dividends on
                                                investments
9-04(4)                         0               Other interest income
9-04(5)                 5,184,391               Total interest income
9-04(6)                 2,297,157               Interest on deposits
9-04(9)                 2,880,223               Total interest expense
9-04(10)                2,304,168               Net interest income
9-04(11)                   35,414               Provision for loan losses
9-04(13)(h)                     0               Investment securities
                                                gains/(losses)
9-04(14)                2,080,877               Other expenses
9-04(15)                  577,466               Income/loss before income tax
9-04(17)                  577,466               Income/loss before
                                                extraordinary items
9-04(18)                        0               Extraordinary items, less tax
9-04(19)                        0               Cumulative change in
                                                accounting principles
9-04(20)                  351,201               Net income or loss
9-04(21)                      .48               Earnings per share - basic
9-04(21)                      .46               Earnings per share - diluted
I.B.5                        8.00               Net yield - interest earning
                                                assets - actual
III.C.1.(a)               276,300               Loans on non-accrual
III.C.1.(b)                     0               Accruing loans past due 90
                                                days or more

III.C.2.(c)                       0             Troubled debt restructuring
III.C.2                           0             Potential problem loans
IV.A.1                      305,900             Allowance for loan loss -
                                                beginning of period
IV.A.2                       65,014             Total chargeoffs
IV.A.3                            0             Total recoveries
IV.A.4                      276,300             Allowance for loan loss - end
                                                of period
IV.B.1                      276,300             Loan loss allowance to
                                                allocated to domestic loans
IV.B.2                            0             Loan loss allowance to foreign
                                                loans
IV.B.3                            0             Loan loss allowance -
                                                unallocated