Form 10QSB
period 1998-03-31
ALBION BANC CORP
filed 1998-05-15
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1998

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

          Class                         Outstanding as of May 1,1998
Common Stock, $.01 par value                      790,953 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     March 31, 1998 (unaudited)and December 31, 1997                  1

    Consolidated Statement of Income (unaudited)
     Three months ended March 31, 1998 and 1997                       2

    Consolidated Statement of Comprehensive Income (unaudited)        3
     Three months ended March 31, 1998 and 1997

    Consolidated Statement of Cash Flows (unaudited)                  4
     Three months ended March 31, 1998 and 1997

    Notes to Consolidated Financial Information                       5-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9-11

Part II.  Other Information                                           12

    Signatures                                                        13































ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                  March 31,    December 31,
                                                    1998           1997
Assets                                           (unaudited)

Cash and due from banks                         $ 1,600,707    $ 1,539,966
Federal funds sold                                3,150,000      2,850,000
Investment securities:
  Available for sale                              5,304,218      4,034,900
  Held to maturity (fair value of
   $5,238,300 and $6,883,000, respectively)       5,189,904      6,833,577

Loans held for sale                                 482,686        550,340
Loans                                            53,986,954     52,743,312
  Less-Allowance for loan losses                   (273,290)      (276,300)
    Net Loans                                    53,713,664     52,467,012

Accrued interest receivable                         387,224        411,638
Federal Home Loan Bank (FHLB)stock, at cost         528,800        500,000
Premises and equipment, net                       2,300,688      2,350,964
Other assets                                        240,543        180,852

    Total Assets                                $72,898,434    $71,719,249


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 2,831,090    $ 2,395,245
  Interest-bearing                               53,058,419     52,514,936
    Total deposits                               55,889,509     54,910,181

FHLB advances and other borrowings                9,192,829      9,200,526
Advances from borrowers for taxes & insurance       666,524        891,392
Other liabilities                                   923,746        562,318
    Total Liabilities                           $66,672,608    $65,564,417

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.0033 par value
  3,000,000 shares authorized, 790,953 and
  789,258 shares issued, respectively                 2,637          2,631
  Capital surplus                                 2,396,133      2,383,434
  Retained earnings                               4,048,377      3,986,735
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
  Unearned ESOP shares                              (40,292)       (44,638)
  Accumulated other comprehensive income             40,566         48,265
    Total Shareholders' Equity                    6,225,826      6,154,832

    Total Liabilities and Shareholders'
       Equity                                   $72,898,434    $71,719,249





The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                             March 31,
                                                        1998         1997

Interest income:
 Interest and fees on loans                          $1,092,278   $1,006,692
 Interest on investment securities
   and federal funds sold                               225,878      219,034

Total interest income                                 1,318,156    1,225,726

Interest expense:
 Interest on deposits                                   609,983      528,513
 Interest on borrowed funds                             141,318      146,520

Total interest expense                                  751,301      675,033

Net interest income                                     566,855      550,693
Provision for loan losses                                 9,000        8,650
 Net interest income after
 provision for loan losses                              557,855      542,043

Noninterest income:
 Gain on sale of loans and real estate owned             11,560            0
 Other noninterest income                                86,546      113,695

Total noninterest income                                 98,106      113,695

Noninterest expense:
 Salaries and employee benefits                         218,014      238,534
 Occupancy expenses                                     106,009       84,068
 Deposit insurance premiums                               8,551       11,125
 Professional fees                                       30,555       32,619
 Data processing fees                                    48,216       43,155
 Other operating expenses                                76,275       74,667

     Total noninterest expense                          487,620      484,168

Income before income tax expense                        168,341      171,570

Income tax expense                                       66,100       58,233

Net income                                           $  102,241   $  113,337

Basic earnings per common share                           $0.14        $0.16

Diluted earnings per common share                         $0.13        $0.15







The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                         1998         1997

Net income                                             $102,241     $113,337
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding losses arising
          during period                                  (7,699)      (7,291)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive loss                                 (7,699)      (7,291)
Comprehensive income                                   $ 94,542     $106,046










































The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          Three Months Ended
                                                              March 31,
                                                          1998        1997
Cash flows from operating activities:
 Net Income                                           $  102,241  $  113,337
 Depreciation, amortization and accretion                 81,022      39,380
 Provision for loan losses                                 9,000       8,650
 Net gain on sale of mortgage loans                      (11,560)
 Net gain on sale of real estate owned                               (34,476)
 ESOP expense                                             11,400      11,379
 Originations of loans held for sale                    (732,300)   (230,853)
 Proceeds from sale of loans held for sale               811,514
 Changes in operating assets and liabilities-
   Decrease in other assets                              (35,277)   (197,125)
   Increase in other liabilities                         366,489      90,609
 Net cash provided by (used in) operating activities  $  602,529  $ (199,099)

Cash flows from investing activities:
 Proceeds from the sale of foreclosed real estate                    151,586
 Proceeds from maturities of investment securities
   held to maturity                                    1,625,080     301,636
 Proceeds from maturities and calls of investment
   securities available for sale                         208,488
 Purchases of investment securities held to maturity              (1,009,965)
 Purchases of investment securities
   available for sale                                 (1,493,899)
 Net (increase) decrease in loans receivable          (1,255,652)     82,262
 Purchase) of FHLB stock                                 (28,800)    (50,000)
 Net purchase of fixed assets                             (9,411)    (10,286)
  Net cash used in investing activities                 (954,194)   (534,767)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                            2,617,596      90,355
 Net (decrease) increase in time deposits             (1,638,268)  1,723,549
 Proceeds from FHLB and other borrowings               2,000,000   2,000,000

 Payment on FHLB advances and other borrowings        (2,007,697) (2,006,088)
 Net increase in advances from borrowers for
  taxes and insurance                                   (224,868)   (208,615)
 Proceeds from exercise of stock options                   5,651
 Dividends paid                                          (40,008)    (75,923)
  Net cash provided by financing activities              712,406   1,523,278

Net increase in cash and cash equivalents                360,741     789,412
Cash and cash equivalents at beginning of period       4,389,966   2,125,929
Cash and cash equivalents at end of period            $4,750,707  $2,915,341

Cash paid during the period for:
  Interest                                            $  754,129  $  675,033
  Income taxes                                             3,000           0







The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company", Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1997, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and its results of operations,its comphrehensive income and cash flows for the three month period ended March
31, 1998 and 1997. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - COMPREHENSIVE INCOME:

In the first quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive for the three months ended March
31, 1998 and 1997:


                                           Three months ended March 31, 1998

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (12,759)   $  5,060     $ (7,699)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized loss                     (12,759)      5,060       (7,699)

Other comprehensive loss                   $ (12,759)   $  5,060     $ (7,699)














                                           Three months ended March 31, 1997

                                           Before-tax     Tax     Net-of-Tax
                                             Amount     Expense     Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (12,105)   $  4,814     $ (7,291)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized loss                     (12,105)      4,814       (7,291)

Other comprehensive loss                   $ (12,105)   $  4,814     $ (7,291)



The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:


                                                        Three Months Ended
                                                              March 31,
                                                         1998        1997

Beginning balance                                      $48,265      $55,615
Unrealized losses on securities, net                    (7,699)      (7,291)

Ending balance                                        $40,566       $48,324


Note 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                 March 31, 1998         December 31, 1997
                               Amortized    Market     Amortized     Market
                                 Cost        Value        Cost       Value

Mortgage-backed securities    $5,236,616  $5,304,218   $3,954,539  $4,034,900


Note 4 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                    March 31, 1998          December 31, 1997
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities        5,189,904   5,238,300    5,832,311   5,882,700

U.S. Agencies                             0           0    1,001,266   1,000,300
                                 $5,189,904  $5,238,300   $6,833,577  $6,883,000


NOTE 5 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   March 31,     December 31,
                                                     1998           1997

Real estate loans:
     Secured by one-to-four family residences     $43,774,980    $42,473,738
     Secured by other properties                    2,091,448      2,203,839
     Construction loans                               407,000        413,200
                                                   46,273,428     45,090,777
Other loans:
     Automobile loans                                 110,663        100,607
     Home improvement loans                         7,179,161      7,152,228
     Other                                            616,021        688,245
                                                    7,905,845      7,941,080
Less:
     Undisbursed portion of loans                    (236,900)      (327,480)
     Net deferred loan origination costs               44,581         38,935
     Allowance for loan losses                       (273,290)      (276,300)
                                                     (465,609)      (564,845)

                                                  $53,713,664    $52,467,012


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Three-months ended
                                                          March 31,
                                                     1998          1997

Balance at beginning of period                    $276,300       $305,900
  Provision expense                                  9,000          8,650
  Net (charge-offs) recoveries                     (12,010)           380

Balance at end of period                          $273,290       $314,930






















NOTE 7 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:



                                                      Three-months ended
                                                        March 31, 1998
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $102,241    738,673   $  .14

      Effective of Dilutive Securities:
        Options                                              32,802


      Diluted EPS                               $102,241    771,475   $  .13




                                                      Three-months ended
                                                        March 31, 1997
                                                                      Per-Share
                                                Income      Shares      Amount


      Basic EPS                                 $113,337    730,203   $  .16

      Effective of Dilutive Securities:
        Options                                              17,119


      Diluted EPS                               $113,337    747,322   $  .15
























                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998



Financial Condition

Total assets of Albion Banc Corp. were $72.9 million as of March 31, 1998, an increase of $1.2 million or 1.6% over total assets as of December 31, 1997. Deposits, the Company's primary source of funds, increased $1.0 million or 1.8% to $55.9 million at March 31, 1998. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at March 31, 1998,unchanged from the $9.0 million at December 31, 1997.

Investment securities available for sale, primarily mortgage-backed securities, increased from $4.0 million at December 31, 1997 to $5.3 million at March 31, 1998. This increase can be attributed to the purchase of $1.5 million of mortgage-backed securities during the first quarter and the normal principal paydowns of this type of security.

Investment securities held to maturity, primarily mortgage-backed securities and U.S. agency securities decreased from $6.8 million at December 31, 1997 to $5.2 million at March 31, 1998. This decrease can be attributed to the normal principal paydowns of mortgage-backed securities and the call of a U.S. agency security of $1.0 million.

Total loans receivable as of March 31, 1998 were $54.5 million, an increase of $1.2 million over total loans at December 31, 1997. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $1.6 million while real estate loans secured by other properties, including construction loans as of March 31, 1998, decreased by $.1 million during the period.

The Company's shareholders' equity increased $70,994 or 1.2%, from $6,154,832 at December 31, 1997 to $6,225,826 at March 31, 1998. This increase is due primarily to earnings in the first quarter and the resulting increase in equity, offset by cash dividends on common stock of $40,008. The Company's equity as a percentage of total assets at March 31, 1998 was 8.5% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At March 31, 1998, the Association's liquidity ratio was 25.8%, exceeding the minimum required. Federal funds sold at March 31, 1998 amounted to $3,150,000. These funds are available immediately to meet upcoming obligations. During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for sale and held to maturity categories.



Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

Net Income. Net income of $102,241 for the three months ended March 31, 1998 represents a decrease of $11,096 from the $113,337 earned in the comparable period ended March 31, 1997.

Net Interest Income. Net interest income increased to $566,855 for the three months ended March 31, 1998, up 2.9% from $550,693 earned during the three month period ended March 31, 1997. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the quarter; however the increase in loan volume offset the decline. Total interest income increased 7.5% or $92,430 during the period while total interest expense increased 11.3% or $76,268.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $9,000 for the three months ended March 31, 1998, an increase of $350 from the comparable period in 1997. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at March 31, 1998 was $273,290 or .50% of total loans, compared to $276,300, or .52% of total loans at December 31, 1997. The level of nonperforming assets increased from $276,267 at December 31, 1997 to $403,014 at March 31, 1998. Also, the ratio of allowance for loan losses to nonaccual loans was 67.8% at March 31, 1998 as compared to 100.0% at December 31, 1997.
Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the three month period ended March 31, 1998 was $98,106 compared with $113,695 during the same period in the prior year. Included in the March 31, 1997 results was nonrecurring loan recovery income related to profits on the sale of real estate owned of $34,476 and a $11,000 recovery from an insurance claim.

Noninterest Expense. Noninterest expense for the three month period ended March 31, 1998, was $487,620, an increase of .71% from the $484,168 recorded for the same period in the prior year. This increase is primarily the result of increases in the following: occupancy expenses of $21,941 or 26.1%, data processing fees of $5,061 or 11.7% and other operating expenses of $1,608 or 2.2%. These increases were partially offset by decreases in the following: salaries and employee benefits of $20,520 or 8.6%, deposit insurance premiums of $2,574 or 23.1% and professional fees of $2,064 or 6.3%.
Income Taxes. The provision for income taxes increased to $66,100 for the three months ended March 31, 1998 from $58,233 for the three months ended March 31, 1997. The Company's effective tax rate increased to 39.3% from 33.9% as a result of changes in the deduction thrift institutions are allowed for bad debts.







Impact of the Year 2000. The year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems to identify the systems that could be affected by the year 2000 issue and has developed an implementation plan to address this issue. The Company estimates that 60% of its plan has been completed and expects to meet the target completion date of year-end 1998. In June 1997, the Company converted its data processing to an in-house system, which is year 2000 compliant. At that time, the majority of computer equipment was also upgraded to meet system requirements. At this time, the Company does not anticipate incurring significant costs related to the year 2000 problem and the Company does not expect that such costs will be material to the Company's results of operations. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.














































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

                               Albion Banc Corp.
                                  (Registrant)



Dated: May 13, 1998                                  \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: May 13, 1998                                  \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: May 13, 1998                                  \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.