Form 10QSB
period 1998-06-30
ALBION BANC CORP
filed 1998-08-14
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 1998

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

          Class                         Outstanding as of August 1,1998
Common Stock, $.01 par value                      791,553 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     June 30, 1998 (unaudited)and December 31, 1997                   1

    Consolidated Statement of Income (unaudited)
     Three months ended June 30, 1998 and 1997                        2

    Consolidated Statement of Income (unaudited)
     Six months ended June 30, 1998 and 1997                          3

    Consolidated Statement of Comprehensive Income (unaudited)        4
     Three and six months ended June 30, 1998 and 1997

    Consolidated Statement of Cash Flows (unaudited)                  5
     Six months ended June 30, 1998 and 1997

    Notes to Consolidated Financial Information                       6-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-13

Part II.  Other Information                                           15

    Signatures                                                        16




























ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                  June 30,     December 31,
                                                    1998           1997
Assets                                           (unaudited)

Cash and due from banks                         $ 1,327,414    $ 1,539,966
Federal funds sold                                2,950,000      2,850,000
Investment securities:
  Available for sale                              4,758,505      4,034,900
  Held to maturity (fair value of
   $4,794,579 and $6,883,000, respectively)       4,750,146      6,833,577

Loans held for sale                                 123,417        550,340
Loans                                            57,075,403     52,743,312
  Less-Allowance for loan losses                   (254,837)      (276,300)
    Net Loans                                    56,943,983     52,467,012

Accrued interest receivable                         399,812        411,638
Federal Home Loan Bank (FHLB)stock, at cost         528,800        500,000
Premises and equipment, net                       2,258,963      2,350,964
Other assets                                        200,797        180,852

    Total Assets                                $74,118,420    $71,719,249


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 3,029,560    $ 2,395,245
  Interest-bearing                               52,947,007     52,514,936
    Total deposits                               55,976,567     54,910,181

FHLB advances and other borrowings               10,184,967      9,200,526
Advances from borrowers for taxes & insurance     1,004,673        891,392
Other liabilities                                   656,031        562,318
    Total Liabilities                           $67,822,238    $65,564,417

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.0033 par value
  3,000,000 shares authorized, 791,553 and
  789,258 shares issued, respectively                 2,643          2,631
  Capital surplus                                 2,403,348      2,383,434
  Retained earnings                               4,115,815      3,986,735
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
  Unearned ESOP shares                              (37,685)       (44,638)
  Accumulated other comprehensive income             33,656         48,265
    Total Shareholders' Equity                    6,296,182      6,154,832

    Total Liabilities and Shareholders'
       Equity                                   $74,118,420    $71,719,249





The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                             June 30,
                                                        1998         1997

Interest income:
 Interest and fees on loans                          $1,138,945   $1,019,868
 Interest on investment securities
   and federal funds sold                               206,313      250,466

Total interest income                                 1,345,258    1,270,334

Interest expense:
 Interest on deposits                                   599,604      554,371
 Interest on borrowed funds                             151,642      144,088

Total interest expense                                  751,246      698,459

Net interest income                                     594,012      571,875
Provision for loan losses                                13,000        8,764
 Net interest income after
 provision for loan losses                              581,012      563,111

Noninterest income:
 Gain on sale of loans and real estate owned              3,840        6,717
 Other noninterest income                                92,757       77,324

Total noninterest income                                 96,597       84,041

Noninterest expense:
 Salaries and employee benefits                         260,658      234,479
 Occupancy expenses                                     108,751       83,377
 Deposit insurance premiums                               8,639       11,584
 Professional fees                                       31,672       30,553
 Data processing fees                                    48,545       52,801
 Other operating expenses                                74,701      126,504

     Total noninterest expense                          532,966      539,298

Income before income tax expense                        144,643      107,854

Income tax expense                                       54,650       57,730

Net income                                           $   89,993   $   50,124

Basic earnings per common share                           $0.12        $0.07

Diluted earnings per common share                         $0.12        $0.07







The accompanying notes are an integral part of these consolidated financial statements.ALBION BANC CORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)



                                                        Six Months Ended
                                                         June 30, 1998

                                                        1998         1997

Interest income:
 Interest and fees on loans                          $2,228,488   $2,026,335
 Interest on investment securities                      434,926      469,501
   and federal funds sold

Total interest income                                 2,663,414    2,495,836

Interest expense:

 Interest on deposits                                 1,209,587    1,082,884
 Interest on borrowed funds                             292,960      290,608

Total interest expense                                1,502,547    1,373,492

Net interest income                                   1,160,867    1,122,344
Provision for loan losses                                22,000       17,414
 Net interest income after
 provision for loan losses                            1,138,867    1,104,930

Noninterest income:
 Gain on sale of loans and real estate owned             15,400        6,717
 Other noninterest income                               179,303      191,246

Total noninterest income                                194,703      197,963

Noninterest expense:
 Salaries and employee benefits                         466,186      473,013
 Occupancy expenses                                     213,960      167,256
 Deposit insurance premiums                              17,191       22,709
 Professional fees                                       60,027       60,972
 Data processing fees                                    97,562       96,145
 Other operating expenses                               165,660      203,373

     Total noninterest expense                        1,020,586    1,023,468

Income before income tax expense                        312,984      279,425

Income tax expense                                      120,750      115,963

Net income                                              192,234      163,462

Basic earnings per common share                           $0.26        $0.22

Diluted earnings per common share                         $0.25        $0.22





The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                              June 30,
                                                         1998         1997

Net income                                             $ 89,993     $ 50,124
Other comprehensive income, net of tax:
Unrealized gains on securities:                                       22,627
     Unrealized holding losses arising
          during period                                  (6,910)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive (loss) gain                          (6,910)      22,627
Comprehensive income                                   $ 83,083     $ 72,751




                                                          Six Months Ended
                                                              June 30,
                                                         1998         1997

Net income                                             $192,234     $163,462
Other comprehensive income, net of tax:
Unrealized gains on securities:                                       15,336
     Unrealized holding losses arising
          during period                                 (14,609)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive (loss) gain                         (14,609)      15,336
Comprehensive income                                   $177,625     $178,798

























The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
 Net Income                                           $  192,234  $  163,462
 Depreciation, amortization and accretion                162,118      79,019
 Provision for loan losses                                22,000      17,414
 Net gain on sale of mortgage loans                      (15,400)     (6,717)
 Net gain on sale of real estate owned                         0     (34,476)
 ESOP expense                                             19,230      24,223
 Originations of loans held for sale                    (802,094)   (388,939)
 Proceeds from sale of loans held for sale             1,244,417     506,570
 Changes in operating assets and liabilities-
   Decrease in other assets                               (8,119)   (117,628)
   Increase in other liabilities                         103,373      59,409
 Net cash provided by operating activities            $  917,759  $  302,337

Cash flows from investing activities:

 Proceeds from maturities of investment securities
   held to maturity                                    2,050,064   3,100,000
 Proceeds from maturities and calls of investment
   securities available for sale                         735,488     523,805
 Purchases of investment securities held to maturity           0  (2,624,738)
 Purchases of investment securities
   available for sale                                 (1,493,899)
 Net increase in loans receivable                     (4,375,554) (1,083,608)
 Proceeds from the sale of foreclosed real estate              0     254,586
 Purchase of FHLB stock                                  (28,800)    (50,000)
 Net purchase of fixed assets                            (26,804)   (144,564)
  Net cash used in investing activities               (3,139,505)    (24,519)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                            2,532,568     733,637
 Net (decrease) increase in time deposits             (1,466,182)  3,095,946
 Proceeds from FHLB and other borrowings               1,000,000   2,000,000

 Payment on FHLB advances and other borrowings           (15,559) (2,012,308)
 Net increase in advances from borrowers for
  taxes and insurance                                    113,281      38,936
 Proceeds from exercise of stock options                   7,649
 Dividends paid                                          (62,563)    (75,923)
  Net cash provided by financing activities            2,109,194   3,780,288

Net (decrease) increase in cash and cash equivalents    (112,552)  4,058,106
Cash and cash equivalents at beginning of period       4,389,966   2,125,929
Cash and cash equivalents at end of period            $4,277,414  $6,184,035

Cash paid during the period for:
  Interest                                            $1,502,547  $1,373,492
  Income taxes                                             5,000      68,000






The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company", Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1997, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, and its results of operations and comprehensive income for the three month and six month period ended June 30, 1998 and 1997. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - COMPREHENSIVE INCOME:

In the first quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive for the three months and six months ended June 30, 1998 and 1997:


                                            Three months ended June 30, 1998

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (11,509)   $  4,599     $ (6,910)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized loss                     (11,509)      4,599       (6,910)

Other comprehensive loss                   $ (11,509)   $  4,599     $ (6,910)














                                           Three months ended June 30, 1997

                                          Before-tax      Tax      Net-of-Tax
                                            Amount      Expense       Amount
Unrealized losses on
  securities:
     Unrealized holding gains
      arising during period               $  35,043    $(12,416)    $ 22,627

     Less: reclassification
       adjustment for gains
       realized in net income                     0           0            0

     Net unrealized gains                    35,043     (12,416)      22,627

Other comprehensive income                $  35,043    $(12,416)    $ 22,627


                                             Six months ended June 30, 1998

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (24,268)   $  9,659    $(14,609)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0           0

     Net unrealized loss                     (24,268)      9,659     (14,609)

Other comprehensive loss                   $ (24,268)   $  9,659    $(14,609)


                                            Six months ended June 30, 1997

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized gains on
  securities:
     Unrealized holding gains
      arising during period                $  22,939    $ (7,603)   $ 15,336

     Less: reclassification
       adjustment for gains
       realized in net income                      0           0           0

     Net unrealized gain                      22,939      (7,603)     15,336

Other comprehensive income                 $  22,939    $ (7,603)   $ 15,336











The following table sets forth the components of accumulated other comprehensive income for the six months ended June 30, 1998 and 1997:


                                                         Six Months Ended
                                                              June 30,
                                                         1998         1997

Beginning balance                                       $48,265      $55,615
Unrealized (losses) gains on securities, net            (14,609)      15,336

Ending balance                                         $33,656       $70,951


Note 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                    June 30, 1998          December 31, 1997
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $4,702,412  $4,758,505  $3,954,539  $4,034,900


Note 4 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                     June 30, 1998          December 31, 1997
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities        4,750,146   4,794,579    5,832,311   5,882,700

U.S. Agencies                             0           0    1,001,266   1,000,300
                                 $4,750,146  $4,794,579   $6,833,577  $6,883,000



















NOTE 5 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   June 30,      December 31,
                                                     1998           1997

Real estate loans:
     Secured by one-to-four family residences     $47,111,522    $42,473,738
     Secured by other properties                    2,010,412      2,203,839
     Construction loans                               241,160        413,200
                                                   49,363,094     45,090,777
Other loans:
     Automobile loans                                 105,553        100,607
     Home improvement loans                         7,330,253      7,152,228
     Other                                            699,206        688,245
                                                    8,135,012      7,941,080
Less:
     Undisbursed portion of loans                    (356,640)      (327,480)
     Net deferred loan origination costs               57,355         38,935
     Allowance for loan losses                       (254,837)      (276,300)
                                                     (554,122)      (564,845)

                                                  $56,943,984    $52,467,012


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                      Six-months ended
                                                          June 30,
                                                     1998          1997

Balance at beginning of period                    $276,300       $305,900
  Provision expense                                 22,000         17,414
  Net (charge-offs)                                (43,463)       (56,567)

Balance at end of period                          $254,837       $266,747






















NOTE 7 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:



                                                      Three-months ended
                                                         June 30, 1998
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $ 89,993    739,535   $  .12

      Effect of Dilutive Securities:
        Options                                              29,920


      Diluted EPS                               $ 89,993    769,455   $  .12




                                                       Six-months ended
                                                         June 30, 1998
                                                                      Per-Share
                                                Income      Shares      Amount


      Basic EPS                                 $192,234    739,104   $  .26

      Effect of Dilutive Securities:
        Options                                              31,361


      Diluted EPS                               $113,337    770,465   $  .25
























                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1998



Financial Condition

Total assets of Albion Banc Corp. were $74.1 million as of June 30, 1998, an increase of $2.4 million or 3.3% over total assets as of December 31, 1997. Deposits, the Company's primary source of funds, increased $1.1 million or 1.9% to $56.0 million at June 30, 1998. Borrowings from the Federal Home Loan Bank of New York were $10.0 million at June 30, 1998,an increase of $1.0 million from the $9.0 million at December 31, 1997.

Investment securities available for sale, primarily mortgage-backed securities, increased from $4.0 million at December 31, 1997 to $4.8 million at June 30, 1998. This increase can be attributed to the purchase of $1.5 million of mortgage-backed securities during the first quarter and the normal principal paydowns of this type of security.

Investment securities held to maturity, primarily mortgage-backed securities and U.S. agency securities decreased from $6.8 million at December 31, 1997 to $4.8 million at June 30, 1998. This decrease can be attributed to the normal principal paydowns of mortgage-backed securities and the call of a $1.0 million U.S. agency security.

Total loans receivable as of June 30, 1998 were $56.9 million, an increase of $4.5 million over total loans at December 31, 1997. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $4.6 million while real estate loans secured by other properties, including construction loans as of June 30, 1998, decreased by $.4 million during the period.

Deposits increased $1.1 million from $54.9 million at December 31, 1997 to $56.0 million at June 30, 1998. Noninterest-bearing deposits increased .6 million or 26.5% and interest-bearing deposits increased $.5 million.

The Company's shareholders' equity increased $141,350 or 2.3%, from $6,154,832 at December 31, 1997 to $6,296,182 at June 30, 1998. This increase is due primarily to earnings in the first two quarters and the resulting increase in equity, offset by cash dividends on common stock of $62,563. The Company's equity as a percentage of total assets at June 30, 1998 was 8.5% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At June 30, 1998, the Association's liquidity ratio was 23.8%,exceeding the minimum required.
Federal funds sold at June 30, 1998 amounted to $2,950,000. These funds are available immediately to meet upcoming obligations. During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

Net Income. Net income of $192,234 for the six months ended June 30, 1998 represents an increase of $28,772 from the $163,462 earned in the comparable period ended June 30, 1997.

Net Interest Income. Net interest income increased to $1,160,867 for the six months ended June 30, 1998, up 3.4% from $1,122,344 earned during the six month period ended June 30, 1997. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the period, however the increase in loan volume offset the decline. Total interest income increased 6.7% or $167,578 during the period while total interest expense increased 9.4% or $129,055.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $22,000 for the six months ended June 30, 1998, an increase of $4,586 from the comparable period in 1997. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at June 30, 1997 was $254,837 or .45% of total loans, compared to $276,300, or .52% of total loans at December 31, 1997. The level of nonperforming assets increased from $276,267 at December 31, 1997 to 350,416 at June 30, 1998. Also, the ratio of allowance for loan losses to nonaccrual loans was 72.7% at June 30, 1998 as compared to 100.0% at December 31, 1997. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the six month period ended June 30, 1998 was $194,703 compared with $197,963 during the same period in the prior year. However, included in June 30, 1997 was $34,000 of nonrecurring loan recovery income related to profits on the sale of real estate owned. Recurring noninterest income increased from $163,963 at June 30, 1997 to $194,703 at June 30, 1998. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the six month period ended June 30, 1998 was $1,020,586 a slight decrease from the $1,023,468 recorded for the same period in the prior year. This decrease is a result of decreases in the following: salaries and employee benefits expense of $6,827 or 1.4%; deposit insurance premiums of $5,518 or 24.3%; and other operating expenses of $37,713 or 18.5%. In 1997, other operating expenses included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system. These decreases were partially offset by increased occupancy expenses of $46,704 or 27.9%. This increase was primarily the result of depreciation expenses related to computer equipment and software purchased for our in-house data processing system.



Income Taxes. The provision for income taxes increased to $120,750 for the six months ended June 30, 1998 from $115,963 for the six months ended June 30, 1997, primarily as a result of increased taxable income.


Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

Net Income. Net income of $89,993 for the three months ended June 30, 1998 represents an increase of $39,869 or 79.5% from the $50,124 earned in the comparable period ended June 30, 1997.

Net Interest Income. Net interest income increased to $594,012 for the three months ended June 30, 1998, up 3.9% from $571,875 earned during the three month period ended June 30, 1997. This increase is primarily due to growth in the balance sheet, primarily loans. The Company's net interest margin declined during the period, however the increase in loan volume offset the decline. Total interest income increased 5.9% or $74,924 during the period while total interest expense increased 7.6% or $52,787.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $13,000 for the three months ended June 30, 1998, an increase of $4,236 from the comparable period in 1997.

Noninterest Income. Noninterest income for the three month period ended June 30, 1998 was $96,597 compared with $84,041 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the three month period ended June 30, 1998 was $532,966 a decrease of 1.2% from the $539,298 recorded for the same period in the prior year. This decrease is a result of decreases in the following: deposit insurance premiums of $2,945 or 25.4%; data processing fees of $4,256 or 8.1% and other operating expenses of $51,803 or 41.0%. These decreases were partially offset by increases in salaries and employee benefits of $26,179 or 11.2% and occupancy expenses of $23,374 or 30.4%.

Income Taxes. The provision for income taxes decreased to $54,650 for the three months ended June 30, 1998 from $57,730 for the three months ended June 30, 1997.


Impact of the Year 2000. The year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of its systems to identify the systems that could be affected by the year 2000 issue. All of the Company's applications used in operations are purchased from an outside vendor. The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Company's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications. The Company estimates that 60% of its plan has been completed and expects to meet the target completion date of year-end 1998. The Company's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue. In June 1997, the Company converted its data processing to an in-house system, which is year 2000 compliant. At that time, the majority of computer equipment was also upgraded to meet system requirements. At this time, the Company does not anticipate incurring significant costs related to the year 2000 problem and the Company does not expect that such costs will be material to the Company's results of operations. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 must be adopted by the Company in the first quarter of 2000, but may be adopted in any earlier fiscal quarter and is not to be applied retroactively. When adopted, this Statement is not expected to have a material impact on the results of operations or financial position of the Company. Management has not yet determined when it will adopt the provisions of this Statement.









































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

                               Albion Banc Corp.
                                  (Registrant)



Dated: August 10, 1998                               \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: August 10, 1998                               \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: August 10, 1998                               \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.