Form 10QSB
period 1998-09-30
ALBION BANC CORP
filed 1998-11-10
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1998

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

          Class                         Outstanding as of November 1,1998
Common Stock, $.01 par value                      791,553 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     September 30, 1998 (unaudited)and December 31, 1997              1

    Consolidated Statement of Income (unaudited)
     Three months ended September 30, 1998 and 1997                   2

    Consolidated Statement of Income (unaudited)
     Nine months ended September 30, 1998 and 1997                    3

    Consolidated Statement of Comprehensive Income (unaudited)        4
     Three and nine months ended September 30, 1998 and 1997

    Consolidated Statement of Cash Flows (unaudited)                  5
     Nine months ended September 30, 1998 and 1997

    Notes to Consolidated Financial Information                       6-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-15

Part II.  Other Information                                           16

    Signatures                                                        17



























ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                September 30,  December 31,
                                                    1998           1997
Assets                                           (unaudited)

Cash and due from banks                         $ 1,516,158    $ 1,539,966
Federal funds sold                                2,140,000      2,850,000
Investment securities:
  Available for sale                              4,338,702      4,034,900
  Held to maturity (fair value of
   $4,206,212 and $6,883,000, respectively)       4,152,239      6,833,577

Loans held for sale                                 123,167        550,340
Loans                                            57,668,757     52,743,312
  Less-Allowance for loan losses                   (275,837)      (276,300)
    Net Loans                                    57,392,920     52,467,012

Accrued interest receivable                         405,047        411,638
Federal Home Loan Bank (FHLB)stock, at cost         528,800        500,000
Premises and equipment, net                       2,231,260      2,350,964
Other assets                                        199,126        180,852

    Total Assets                                $73,027,419    $71,719,249


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 2,512,147    $ 2,395,245
  Interest-bearing                               53,675,564     52,514,936
    Total deposits                               56,187,711     54,910,181

FHLB advances and other borrowings                9,176,936      9,200,526
Advances from borrowers for taxes & insurance       477,535        891,392
Other liabilities                                   812,951        562,318
    Total Liabilities                           $66,655,133    $65,564,417

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.0033 par value
  3,000,000 shares authorized, 791,553 and
  789,258 shares issued, respectively                 2,643          2,631
  Capital surplus                                 2,406,177      2,383,434
  Retained earnings                               4,187,352      3,986,735
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
  Unearned ESOP shares                              (35,947)       (44,638)
  Accumulated other comprehensive income             33,656         48,265
    Total Shareholders' Equity                    6,372,286      6,154,832

    Total Liabilities and Shareholders'
       Equity                                   $73,027,419    $71,719,249





The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                        Three Months Ended
                                                           September 30,
                                                        1998         1997

Interest income:
 Interest and fees on loans                          $1,159,461   $1,059,649
 Interest on investment securities
   and federal funds sold                               185,556      275,903

Total interest income                                 1,345,017    1,335,552

Interest expense:
 Interest on deposits                                   595,836      603,452
 Interest on borrowed funds                             156,511      145,171

Total interest expense                                  752,347      748,623

Net interest income                                     592,670      586,929
Provision for loan losses                                21,000        9,000
 Net interest income after
 provision for loan losses                              571,670      577,929

Noninterest income:
 Gain on sale of loans and real estate owned              1,398            0
 Other noninterest income                                82,864       90,514

Total noninterest income                                 84,262       90,514

Noninterest expense:
 Salaries and employee benefits                         251,884      209,581
 Occupancy expenses                                      99,381       99,578
 Deposit insurance premiums                               8,530       11,710
 Professional fees                                       23,891       24,560
 Data processing fees                                    47,764       48,735
 Other operating expenses                                70,372      118,450

     Total noninterest expense                          501,822      512,614

Income before income tax expense                        154,110      155,829

Income tax expense                                       60,000       62,570

Net income                                           $   94,110   $   93,259

Basic earnings per common share                           $0.13        $0.13

Diluted earnings per common share                         $0.12        $0.12







The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)



                                                        Nine Months Ended
                                                          September 30,

                                                        1998         1997

Interest income:
 Interest and fees on loans                          $3,384,763   $3,085,984
 Interest on investment securities
  and federal funds sold                                623,646      745,404


Total interest income                                 4,008,409    3,831,388

Interest expense:

 Interest on deposits                                 1,805,423    1,686,336
 Interest on borrowed funds                             449,470      435,779

Total interest expense                                2,254,893    2,122,115

Net interest income                                   1,753,516    1,709,273
Provision for loan losses                                43,000       26,414
 Net interest income after
 provision for loan losses                            1,710,516    1,682,859

Noninterest income:
 Gain on sale of loans and real estate owned             16,798       40,717
 Other noninterest income                               262,190      247,760

Total noninterest income                                278,988      288,477

Noninterest expense:
 Salaries and employee benefits                         704,882      682,594
 Occupancy expenses                                     312,475      266,834
 Deposit insurance premiums                              25,720       34,419
 Professional fees                                       81,718       85,532
 Data processing fees                                   146,193      144,880
 Other operating expenses                               251,421      321,823

     Total noninterest expense                        1,522,409    1,536,082

Income before income tax expense                        467,095      435,254

Income tax expense                                      180,750      178,533

Net income                                              286,345      256,721

Basic earnings per common share                           $0.39        $0.36

Diluted earnings per common share                         $0.37        $0.34



The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                         1998         1997

Net income                                             $ 94,110     $ 93,259
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains arising
          during period                                       0        4,856
      Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive gain                                      0        4,856
Comprehensive income                                   $ 94,110     $ 98,115




                                                          Nine Months Ended
                                                            September 30,
                                                         1998         1997

Net income                                             $286,345     $256,721
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding (losses) gains arising
          during period                                 (14,609)      20,192
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive (loss) gain                         (14,609)      20,192
Comprehensive income                                   $271,736     $276,913

























The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)         Nine Months Ended
                                                           September 30,
                                                          1998        1997
Cash flows from operating activities:
 Net Income                                           $  286,345  $  256,721
 Depreciation, amortization and accretion                246,745     102,520
 Provision for loan losses                                43,000      26,414
 Net gain on sale of mortgage loans                      (16,798)     (6,717)
 Net gain on sale of real estate owned                         0     (34,492)
 ESOP expense                                             25,368      35,487
 Originations of loans held for sale                    (945,721)   (394,096)
 Proceeds from sale of loans held for sale             1,390,516     506,570
 Changes in operating assets and liabilities-
  (Increase)Decrease in other assets                     (11,683)     22,375
   Increase in other liabilities                         257,898      78,394
 Net cash provided by operating activities            $1,275,670  $  593,176

Cash flows from investing activities:

 Proceeds from the sale of foreclosed real estate              0     254,586
 Proceeds from maturities of investment securities
   held to maturity                                    2,627,622   3,323,386
 Proceeds from maturities and calls of investment
   securities available for sale                       1,149,416     628,281
 Purchases of investment securities held to maturity           0  (4,600,364)
 Purchases of investment securities
   available for sale                                 (1,493,899)           0
 Net increase in loans receivable                     (4,968,908) (2,866,287)
 Purchase of FHLB stock                                  (28,800)    (50,000)
 Net purchase of fixed assets                            (57,504)   (414,082)
  Net cash used in investing activities               (2,772,073) (3,724,480)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                             (711,943)    530,117
 Net (decrease) increase in time deposits              1,989,473   5,842,346
 Proceeds from FHLB and other borrowings               1,000,000   4,000,000

 Payment on FHLB advances and other borrowings        (1,023,590) (4,018,661)
 Net increase in advances from borrowers for
  taxes and insurance                                   (413,857)   (408,103)
 Proceeds from exercise of stock options                   7,649           0
 Dividends paid                                          (85,137)   (115,332)
  Net cash provided by financing activities              762,595   5,830,367

Net (decrease) increase in cash and cash equivalents    (733,808)  2,699,053
Cash and cash equivalents at beginning of period       4,389,966   2,125,929
Cash and cash equivalents at end of period            $3,656,158  $4,824,982

Cash paid during the period for:
  Interest                                            $2,267,083  $2,151,726
  Income taxes                                             5,000      68,000






The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company", Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1997, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, and its results of operations and comprehensive income for the three month and nine month period ended September 30, 1998 and 1997. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - COMPREHENSIVE INCOME:

In the first quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes.
The following table sets forth the related tax effects allocated to each element of comprehensive for the three months and nine months ended September 30, 1998 and 1997:


                                           Three months ended September 30, 1998

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized gains on
  securities:
     Unrealized holding gains
      arising during period                $       0    $      0     $      0
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized gain                           0           0            0

Other comprehensive gain                   $       0    $      0     $      0














                                           Three months ended September 30, 1997

                                           Before-tax      Tax      Net-of-Tax
                                             Amount      Expense       Amount
Unrealized gains on
  securities:
     Unrealized holding gains
      arising during period                $   8,084    $ (3,228)   $   4,856

     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized gains                      8,084      (3,228)       4,856

Other comprehensive income                 $   8,084    $ (3,228)    $  4,856


                                           Nine months ended September 30, 1998

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


                                           Nine months ended September 30, 1997

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized gains on
  securities:
     Unrealized holding gains
      arising during period                $  31,023    $(10,831)    $ 20,192

     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized gain                      31,023     (10,831)      20,192

Other comprehensive income                 $  31,023    $(10,831)    $ 20,192











The following table sets forth the components of accumulated other comprehensive income for the nine months ended September 30, 1998 and 1997:


                                                         Nine Months Ended
                                                           September 30,
                                                         1998         1997

Beginning balance                                       $48,265      $55,615
Unrealized (losses) gains on securities, net            (14,609)      20,192

Ending balance                                         $33,656       $75,807


Note 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                  September 30, 1998       December 31, 1997
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $4,282,609  $4,338,702   $3,954,539  $4,034,900


Note 4 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                   September 30, 1998       December 31, 1997
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $4,152,239  $4,206,212   $5,832,311  $5,882,700

U.S. Agencies                             0           0    1,001,266   1,000,300
                                 $4,152,239  $4,206,212   $6,833,577  $6,883,000


















NOTE 5 - LOANS RECEIVABLE:

Loans consist of the following:
                                                  September 30,  December 31,
                                                      1998           1997

Real estate loans:
     Secured by one-to-four family residences     $47,665,101    $42,473,738
     Secured by other properties                    1,800,139      2,203,839
     Construction loans                               491,689        413,200
                                                   49,956,929     45,090,777
Other loans:
     Automobile loans                                  93,211        100,607
     Home improvement loans                         7,508,257      7,152,228
     Other                                            808,052        688,245
                                                    8,409,520      7,941,080
Less:
     Undisbursed portion of loans                    (759,684)      (327,480)
     Net deferred loan origination costs               61,992         38,935
     Allowance for loan losses                       (275,837)      (276,300)
                                                     (973,529)      (564,845)

                                                  $57,392,920    $52,467,012


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Nine-months ended
                                                        September 30,
                                                     1998          1997

Balance at beginning of period                    $276,300       $305,900
  Provision expense                                 43,000         26,414
  Net (charge-offs)                                (43,463)       (62,123)

Balance at end of period                          $275,837       $270,191






















NOTE 7 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:



                                                      Three-months ended
                                                      September 30, 1998
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $ 94,110    740,216   $  .13

      Effect of Dilutive Securities:
        Options                                              26,529


      Diluted EPS                               $ 94,110    766,745   $  .12




                                                       Nine-months ended
                                                       September 30, 1998
                                                                      Per-Share
                                                Income      Shares      Amount


      Basic EPS                                 $286,345    739,342   $  .39

      Effect of Dilutive Securities:
        Options                                              29,750


      Diluted EPS                               $286,345    769,092   $  .37
























                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998



Financial Condition

Total assets of Albion Banc Corp. were $73.0 million as of September 30, 1998, an increase of $1.3 million or 1.8% over total assets as of December 31, 1997. Deposits, the Company's primary source of funds, increased $1.3 million or 2.3% to $56.2 million at September 30, 1998. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at September 30, 1998, unchanged from the $9.0 million at December 31, 1997.

Investment securities available for sale, primarily mortgage-backed securities, increased from $4.0 million at December 31, 1997 to $4.3 million at September 30, 1998. This increase can be attributed to the purchase of $1.5 million of mortgage-backed securities during the first quarter and the normal principal paydowns of this type of security.

Investment securities held to maturity, primarily mortgage-backed securities and U.S. agency securities decreased from $6.8 million at December 31, 1997 to $4.2 million at September 30, 1998. This decrease can be attributed to the normal principal paydowns of mortgage-backed securities without replacement and the call of a $1.0 million U.S. agency security.

Total loans receivable as of September 30, 1998 were $57.7 million, an increase of $5.0 million over total loans receivable at December 31, 1997. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $5.3 million while real estate loans secured by other properties, including construction loans as of September 30, 1998, decreased by $.3 million during the period.

Deposits increased $1.3 million from $54.9 million at December 31, 1997 to $56.2 million at September 30, 1998. Noninterest-bearing deposits increased $116,902 or 4.9% and interest-bearing deposits increased $1.2 million or 2.2%.

The Company's shareholders' equity increased $217,454 or 3.5%, from $6,154,832 at December 31, 1997 to $6,372,286 at September 30, 1998. This increase is due primarily to earnings in the first three quarters and the resulting increase in equity, offset by cash dividends on common stock of $85,137. The Company's equity as a percentage of total assets at September 30, 1998 was 8.7% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At September 30, 1998, the Association's liquidity ratio was 20.5%, exceeding the minimum required. Federal funds sold at September 30, 1998 amounted to $2,140,000. These funds are available immediately to meet upcoming obligations. During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

Net Income. Net income of $286,345 for the nine months ended September 30, 1998 represents an increase of $29,624, or 11.5% from the $256,721 earned in the comparable period ended September 30, 1997.

Net Interest Income. Net interest income increased to $1,753,516 for the nine months ended September 30, 1998, up 2.6% from $1,709,273 earned during the nine month period ended September 30, 1997. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the period, from 3.56% at September 30, 1997 to 3.35% at September 30, 1998, however the increase in loan volume offset the decline. Total interest income increased 4.6% or $177,021 during the period while total interest expense increased 6.3% or $132,778.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $43,000 for the nine months ended September 30, 1998, an increase of $16,586 from the comparable period in 1997. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at September 30, 1998 was $275,837 or .48% of total loans, compared to $276,300, or .52% of total loans at December 31, 1997. The level of nonperforming assets increased from $276,267 at December 31, 1997 to 325,963 at September 30, 1998. Also, the ratio of allowance for loan losses to nonaccrual loans was 84.6% at September 30, 1998 as compared to 100.0% at December 31, 1997. The increase in the provision during the period was due primarily to the deterioration in credit quality of three one-to-four family properties. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the nine month period ended September 30, 1998 was $278,988 compared with $288,477 during the same period in the prior year. However, included in September 30, 1997 was $34,000 of nonrecurring loan recovery income related to profits on the sale of real estate owned. Recurring noninterest income increased from $247,760 at September 30, 1997 to $262,189 at September 30, 1998. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.

Noninterest Expense. Noninterest expense for the nine month period ended September 30, 1998 was $1,522,409, a slight decrease from the $1,536,082 recorded for the same period in the prior year. This decrease is a result of decreased other operating expenses of $70,402 or 21.9%. In 1997, other operating expenses included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system. This decrease was partially offset by increased salaries and employee benefits expense of $22,288 or 3.3%; and occupancy expenses of $45,641 or 17.1%;. These increases were primarily the result of inflationary increases in salaries and emloyee benefits and depreciation expenses related to computer equipment and software purchased for our in-house data processing system.

Income Taxes. The provision for income taxes increased to $180,750 for the nine months ended September 30, 1998 from $178,533 for the nine months ended September 30, 1997, primarily as a result of increased taxable income.


Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

Net Income. Net income of $94,110 for the three months ended September 30, 1998 represents an increase of $851 or .9% from the $93,259 earned in the comparable period ended September 30, 1997.

Net Interest Income. Net interest income increased slightly to $592,670 for the three months ended September 30, 1998, up .98% from $586,929 earned during the three month period ended September 30, 1997. This increase is primarily due to growth in the balance sheet, primarily loans. The Company's net interest margin declined during the period, from 3.56% at September 30, 1997 to 3.35% at September 30, 1998, however the increase in loan volume offset the decline. Total interest income increased .71% or $9,465 during the period while total interest expense increased .50% or $3,724.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $21,000 for the three months ended September 30, 1998, an increase of $12,000 from the comparable period in 1997.

Noninterest Income. Noninterest income for the three month period ended September 30, 1998 was $84,262 compared with $90,514 during the same period in the prior year. This decrease was attributable primarily to decreased fee income from New Frontier of Albion Corp., primarily as a result of slower mutual fund and annuity sales during the period. These decreases however, were offset by increased fee income from depository transaction accounts.

Noninterest Expense. Noninterest expense for the three month period ended September 30, 1998 was $501,822 a decrease of 2.1% from the $512,614 recorded for the same period in the prior year. This decrease is a result of decreased other operating expenses of $48,078 or 40.6%. This decrease was partially offset by increases in salaries and employee benefits of $42,303 or 20.1%.

Income Taxes. The provision for income taxes decreased to $60,000 for the three months ended September 30, 1998 from $62,570 for the three months ended June 30, 1997.













Year 2000 Issues.
The year 2000 problem("Y2K"), which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Y2K issue affects the entire banking industry because of the industries reliance on computers and other equipment that use computer chips and may have significant effects on banking customers, bank regulators and the general economy.

In 1997, management of the Company established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include; identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance and verifying that these changes are effective. The Board of Directors reviews progress under the plan each quarter.

Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the Office of Thrift Supervision, the primary federal regulator of the Company. The Office of Thrift Supervision has performed Y2K examinations of the Company's Y2K Plan and the Company's progress in implementing the plan. Federal regulations prevent the Company from disclosing the results of Y2K examinations by banking regulators. The examinations do not represent approval or certification of a Company's Y2K plans or efforts.

The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. As of September 30, 1998, the Company had completed an assessment of its systems to identify the systems that could be affected by the Y2K issue, had implemented its customer awareness program, had begun development of the Y2K contingency plan and was in the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to manually process bank transactions and to use other data processing methods in the event that Y2K effort of the Company and its data service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions.

All of the Company's applications used in operations are purchased from outside vendors. These vendors are responsible for maintenance of their systems and modifications to become year 2000 compliant. In June 1997, the Company converted its data processing to an in-house client-server system, which is reported to be year 2000 compliant. The supplier of the software has performed extensive testing and has assured the Company that it is year 2000 compliant.
At the time of the data processing conversion, the majority of the Company's computer hardware was upgraded to meet the new system requirements and meet year 2000 compliance. The Company and the supplier are in the process of testing hardware and software and will continue to do so into the year 2000. The Company's plan includes obtaining certification from third parties and testing all of the impacted applications.

At this time, the Company believes that the cost of resolving Y2K issues will not be material to the Company's business, operations, liquidity, capital resources or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be approximately $10,000, excluding costs of Company employees involved in Y2K compliance activities. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

Although the Company has completed an assessment of Y2K effects on its current commercial lending and other customers, the actual effects on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiaries and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it and its primary suppliers of data processing services will achieve Y2K compliance, are based on a number of assumptions and on statements made by third parties and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to to Y2K. Because of this uncertainty and reliance upon assumptions and statements of third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services to its customers into the year 2000 and beyond.

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

                               Albion Banc Corp.
                                  (Registrant)



Dated: November 1, 1998                              \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: November 1, 1998                              \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: November 1, 1998                              \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.