Form 10KSB40
period 1998-12-31
ALBION BANC CORP
filed 1999-03-30
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                     ------------------------

                            FORM 10-KSB

       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998
                                OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:  0-22038

                          ALBION BANC CORP.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                                 16-1435160
---------------------------------------              -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

48 North Main Street,
Albion, New York                                              14411-0396
---------------------------------------              -------------------------
Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (716) 589-5501
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.01 per share
                  ---------------------------------------
                             (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES      NO  x
                                                     ----    ----

       Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10- KSB. [X]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Smallcap Market under the symbol "ALBC" on March 1, 1999, was $7,530,580 (753,058 shares at $10.00 per share). It is assumed for purposes of this calculation that none of the Registrant's officers, directors and 5% stockholders are affiliates.

       The Registrant's revenues for the fiscal year ended December 31, 1998 were $5,622,373.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I and II)

2.     Portions of Proxy Statement for the 1999 Annual Meeting of
       Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

                                PART I

Item 1.  Description of Business
--------------------------------

     Albion Banc Corp. (the "Company"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") (the Company and Albion Federal shall at times be referred to as the "Company") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on July 23, 1993. At December 31, 1998, the Company had total assets of $76.5 million, total deposits of $59.1 million and shareholders' equity of $6.4 million. The Company has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

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

     The Association provides its customers with a full array of community banking services. The Association is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At December 31, 1998, the Association's loans totaled $59.2 million, or 77.4% of total assets, including $48.4 million, or 81.8%, of gross loans secured by one-to-four family properties, $3.4 million, or 5.7% of gross loans secured by other real estate properties and $7.9 million of consumer loans, or 13.3% of gross loans. Of the Association's residential mortgage loans secured by one-to-four family and other real estate properties, $39.1 million, or 80.8%, are fixed-rate loans and $9.3 million, or 19.2%, are adjustable rate residential mortgage loans (collectively referred to as ARMs).

Selected Consolidated Financial Information

     This information is incorporated by reference from page 2 of the 1998 Annual Report to Stockholders ("Annual Report").

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


                              1998 Compared to 1997    1997 Compared to 1996   1996 Compared to 1995
                                Increase (Decrease)     Increase (Decrease)     Increase (Decrease)
                                      Due to                 Due to                    Due to
                             ------------------------  ----------------------  -------------------------
                                          Rate/                    Rate/                    Rate/
                             Rate  Volume Volume  Net  Rate Volume Volume Net  Rate Volume  Volume   Net
                             ----- ------ ------ ----  ---- ------ ------ ---  ---- ------  ------   ---
                                                           (In thousands)
Interest-earning assets:
 Real estate loans........ $(183)  $470  $(24)   $263  $46  $ 69   $ 1   $116 $44   $135    $ 2     $181
 Consumer loans...........    12     85     2      99    5   155     1    161 (14)    13     (1)      (2)
                           -----   ----  ----    ----  ---  ----   ---   ---- ---   ----    ---     ----
  Total loans.............  (171)   555   (22)    362   51   224     2    277  30    148      1      179
 Mortgage-backed
  securities..............   (89)    29    (4)    (64)  19   303    33    355  10     12      1       23
 Investment securities....     1   (133)   (1)   (133)  (3)  (35)    1    (37) (8)   (26)     1      (33)
 Daily interest-earning
  deposits................    --     --    --      --   --    --    --     --  --     --     --       --
Other interest-earning
  assets (1)..............    --    --      (1)  (6)  162   (13)   143 (10)  (116)     5     (121)
                           -----   ----  ----    ----  ---  ----   ---   ---- ---   ----    ---     ----
Total net change in
 income on interest-
 earning assets...........  (260)   451   (27)    164   61  654     23    738  22     18      8       48
                           -----   ----  ----    ----  ---  ----   ---   ---- ---   ----    ---     ----
Interest-bearing liabilities:
 Interest-bearing
  deposits................   (25)   146    (2)    119  (27) 197     (2)   168 (73)   161     (6)      82
 FHLB advances and
  other borrowings........    (5)    14    (1)      8   24  284     27    335   9   (192)    (4)    (187)
                           -----   ----  ----    ----  ---  ----   ---   ---- ---   ----    ---     ----
Total net change in
 expense on interest-
 bearing liabilities.....    (30)   160    (3)    127   (3) 481     25    503 (64)   (31)   (10)    (105)
                           -----   ----  ----    ----  ---  ----   ---   ---- ---   ----    ---     ----
Net change in net
 interest income.........  $(230)  $291  $(24)   $ 37  $64 $173    $(2)  $235 $86    $49    $18     $153
                           =====   ====  ====    ====  === ====   ====   ==== ===   ====    ===     ====

Interest Rate Risk Exposure

     The following table sets forth the interest rate risk exposure of the Association's portfolio based on OTS data at December 31, 1998.

           Interest Rate Sensitivity of Net Portfolio Value ("NPV")

                                                             NPV as % of
                                                     Portfolio Value of Assets
                                                     -------------------------
                      Net Portfolio Value
             -----------------------------------
Change                                                NPV
in Rates     $ Amount   $ Change(1)     % Change     Ratio(2)      Change(3)
--------     --------   -----------     --------     --------      ---------
                              (Dollars in thousands)

 400  bp     $3,878      $(3,558)        (48)%         5.37%       (421)  bp
 300  bp      4,999       (2,437)        (33)          6.78        (280)  bp
 200  bp      6,060       (1,376)        (19)          8.05        (153)  bp
 100  bp      6,932         (504)         (7)          9.05         (53)  bp
   0  bp      7,436                                    9.58
(100) bp      7,606          170           2           9.71          13   bp
(200) bp      7,701          265           4           9.75          17   bp
(300) bp      7,978          542           7          10.00          42   bp
(400) bp      8,177          741          10          10.15          57   bp

___________
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

     The above table illustrates, for example, that at December 31, 1998 an instantaneous 200 basis point increase in market interest rates would reduce the Association's NPV by approximately $1.4 million, or 19%, and an instantaneous 200 basis point (bp) decrease in market interest rates would increase the Association's NPV by approximately $265,000, or 4%.

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

Lending Activities

     General. The principal lending activity of the Association is the origination of first mortgage loans secured by residential properties, and, to a lesser extent, commercial real estate loans. In addition, the Association currently offers a variety of consumer loans such as home equity loans, home equity lines of credit and auto loans. The Association's net loans totaled approximately $58.8 million at December 31, 1998, representing approximately 76.9% of its total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated.

                                             At December 31,
                        ------------------------------------------------------
                              1998               1997              1996
                        -----------------  -----------------  ----------------
                        Amount    Percent  Amount    Percent  Amount   Percent
                        ------    -------  ------    -------  ------   -------
                                        (Dollars in thousands)
Real Estate Loans:
 One-to-four family
  residential.......... $48,396   81.0%    $43,024   80.3%    $39,393   81.4%
 Commercial(1).........   1,793    3.0       2,204    4.1       2,234    4.6
 Construction(2).......   1,589    2.7         413    0.8         578    1.2
                        -------  -----     -------  -----     -------  -----
  Total real estate
   loans...............  51,778   86.7      45,641   85.2      42,205   87.2

Other Loans:
 Automobile............      93    0.2         100    0.2         129    0.3
 Home improvement
  and second
  mortgage loans.......   7,415   12.4       7,152   13.3       4,960   10.2
 Other.................     434    0.7         688    1.3       1,106    2.3
                        -------  -----     -------  -----     -------  -----
   Total other loans...   7,942   13.3       7,941   14.8       6,195   12.8
                        -------  -----     -------  -----     -------  -----

   Gross loans.........  59,720  100.0%     53,582  100.0%     48,400  100.0%
                                 =====              =====              =====
Less:
 Undisbursed loans
  in process...........    (721)              (327)              (279)
 Net deferred loan
  origination  costs
    (fees).............      74                 39                 23
 Allowance for
  loan losses..........    (267)              (276)              (306)
                        -------            -------            -------
 Total loans, net...... $58,806            $53,017            $47,838
                        =======            =======            =======

_____________
(1) Commercial mortgage loans include mortgages on multi-family residential real estate and other commercial properties.
(2) All construction loans originated by Albion Federal represent permanent financings.

       One-to-Four Family Residential Loans. The primary lending activity of the Association has been the origination of mortgage loans to enable borrowers to purchase/refinance existing homes or to construct new single-family homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At December 31, 1998, approximately $48.4 million, or 81.0% of the Association's gross loan portfolio consisted of loans secured by one- to-four family residential real estate. The Association offers long-term, fixed rate mortgage loans and adjustable-rate mortgage loans.

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

     As in fiscal 1997, during fiscal year 1998, the demand for ARM's continued at a decreased rate in connection with a flattening of the yield curve and the decline in long-term interest rates. Therefore, the Association experienced a decrease in its origination of residential ARM's and the portfolio decreased to $9.2 million at December 31, 1998 from $13.6 million at December 31, 1997.

     During the year ended December 31, 1998 the Association's total single-family mortgage loan originations were $17.1 million, all of which were long-term, fixed rate loans.

     The Association underwrites ARMs based on the borrower's ability to repay the loan assuming the fully indexed accrual rate on the ARM remained constant during the loan term. As a result, the potential for a substantial increase in interest payments on ARMs is lessened, as is the likelihood of delinquencies and defaults.

     Since October 1990, the Association has originated long-term, fixed-rate loans under guidelines established by the Federal National Mortgage Association ("FNMA"), which facilitates the sale of such loans in the secondary market with servicing retained by the Association. The Association's long-term, fixed-rate loans typically are originated with terms of 15 to 30 years, amortized on a monthly basis with principal and interest due each month. A determination is made at the time of origination whether the loan is held for sale. At December 31, 1998, the Association had $39.2 million of one-to-four family residential fixed rate loans outstanding.

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

     At December 31, 1998, the Association had $1.6 million in interim construction loans in its portfolio. All of these loans are residential construction loans for single family dwelling units and all automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans.   At December 31, 1998, the Association
had five loans secured by multi-family dwelling units which it originated and retained the entire interest that totalled $422,334, or 0.7%, of the
Association's gross loan portfolio.    Multi-family real estate loans are
generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans, and are similar to the risks associated with commercial real estate lending. See " -- Commercial Real Estate Loans."

     At December 31, 1998, the Association's largest multi-family residential loan was a $126,950 loan secured by an eight unit apartment building in the Association's primary market area. At December 31, 1998, the Association did not have any multi-family residential loans which the Association originated and retained the entire interest, and which were delinquent 120 days or more. See "-- Nonperforming Assets and Delinquencies."

     Commercial Real Estate Loans. Federal regulations permit federal savings and loan associations and savings banks to invest in non-residential real estate loans up to 400% of their capital as computed under generally accepted accounting principles ("GAAP") plus general loan loss reserves. At December 31, 1998, this would limit the Association's aggregate non-residential real estate loans to approximately $24 million. At such time, the Association had commercial real estate loans outstanding of $1.4 million. The commercial real estate loans originated by the Association are primarily secured by retail outlets, churches, hospitals, warehouses and office buildings.

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

     Consumer Loans. At December 31, 1998, the Association's consumer loan portfolio was $7.9 million, or 13.2%, of the gross loan portfolio. Of this amount, $7.4 million were home improvement and home equity loans secured by first or second liens on residential real estate that the Association originates using similar underwriting standards as utilized with residential first mortgage loans.

     Albion Federal currently offers a variety of consumer loans, including loans secured by mortgages on real estate for home improvement, debt consolidation and other purposes, and savings account loans. The majority of such loans are secured by a first or second mortgage on residential property. The Association actively solicits these types of loans by contacting their borrowing customers directly. The Association offers fixed and adjustable rate home equity loans which are made for a maximum of $150,000 and are secured by a first or second lien on one-to-four family properties. The maximum term for fixed rate home equity loans is 15 years and 20 years for variable rate loans. For adjustable rate loans, during the initial five years, the borrower may take draws against the line of credit up to their credit limit. After the initial five year period, the pay-back period commences over the remaining 15 years of the loan. One additional five year draw period may be made available to the borrower at the Association's discretion. Home equity lines of credit programs have interest rates varying from the prime rate to the prime rate plus a margin of 1.20% or 1.45%, depending upon the amount of the loan. The Association's lending policies generally limit the maximum loan-to-value on home equity loans to 80% of the appraised value of the underlying residential property. The Association's average home equity loan is approximately $22,000.

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

Loan Maturity and Repricing

     The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans and mortgage-backed securities maturing in the Association's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and nonperforming loans.


                                   One      Three   Five
                            Within  to      to      to        Beyond
                            One    Three    Five    Ten       Ten
                            Year   Years    Years   Years     Years     Totals
                            ----   -----    -----   -----     -----     ------

Real estate mortgages.....$ 8,871  $ 622    $ 993   $4,783   $33,529   $48,798
Commercial real estate....    215     --      308      218       666     1,407
Construction..............    937     --       --       --        --       937
Consumer..................  4,474    230      360    1,430     1,310     7,804
Mortgage-backed
  securities..............     --     --       29       13     7,724     7,766
Other.....................    127     --       --       --        --       127
                          -------   ----   ------   ------   -------   -------
     Total................$14,624   $852   $1,690   $6,444   $43,229   $66,839
                          =======   ====   ======   ======   =======   =======

     The following table sets forth all loans and mortgage-backed securities due beyond December 31, 1999 which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed         Floating or
                                  Rates         Adjustable Rates
                                  -----         ----------------
                                      (In thousands)

Real estate mortgages........... $39,567            $   360
Commercial real estate..........     931                261
Construction....................      --                 --
Consumer........................   3,330                 --
Mortgage-backed securities......   3,944              3,822
                                 -------             ------
     Total...................... $47,772             $4,443
                                 =======             ======

     Mortgage Loan Solicitation and Processing. Loan originations are derived through the Association's sales representative as well as walk-ins. Advertising in local newspapers promotes loan products to the public in general. The present customer base and walk-in traffic are solicited through stuffers, brochures, lobby signs, and, occasionally through direct mail. Telephone inquiries are also used.

     Once a mortgage loan application is received, a credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an appraisal of the property offered as collateral. Real estate appraisals are completed by board approved and licensed independent, fee appraisers. The application is then submitted to the Association's loan officer for underwriting and approval. All loans require the approval of two officers of the Association. The loans are reported to the loan committee at the next monthly meeting. In an effort to ensure non- discrimination in lending decisions, two officers must also review loan applications that are declined. Any application that is declined is also reported to the loan committee at the next monthly meeting.

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

     In addition to selling one-to-four family loans, Albion Federal has occasionally purchased loans originated by other financial institutions, secured by one-to-four family residential properties located outside of its primary market area. The Association's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. The Association has not purchased any whole loans since 1986. At December 31, 1998, the Association had $572,792 in whole loans which were purchased by the Association and which are serviced by the Association, and $102,034 in mortgage pool securities which are serviced by others.

     The following table shows the dollar amount of loans originated, purchased, sold and repaid during the periods indicated.

                                           Year Ended December 31,
                                       -------------------------------
                                       1998          1997         1996
                                       ----          ----         ----
                                                (In thousands)

Total loans at
 beginning of period................. $53,255      $48,400      $44,781
                                      -------      -------      -------
Real estate loans originated:
 One-to-four family residential......  14,373        6,300        7,076
 Multi-family residential
  and commercial real estate.........     140          767          185
 Construction loans(1)...............   2,596        1,892        2,242

Other loans originated:
 Consumer............................   2,632        4,548        2,586
 Other loans.........................      --           --           --
                                      -------      -------      -------
   Total loans originated............  19,741       13,507       12,089
                                      -------      -------      -------
Real estate loans purchased..........      --           --           --

                (table continued on following page)

                                            Year Ended December 31,
                                        ------------------------------
                                        1998         1997         1996
                                        ----         ----         ----
                                                (In thousands)
Loans sold:
 Total one-to-four
  family residential mortgages.......  (1,375)        (507)        (459)
                                      -------      -------      -------
    Total loans sold.................  (1,375)        (507)        (459)
                                      -------      -------      -------
Loan principal repayments............ (12,506)      (8,145)      (7,718)

Transfers to foreclosed real
  estate(2)..........................    (116)          --         (293)
                                      -------      -------      -------
Net loan activity....................   5,744        4,855        3,619
                                      -------      -------      -------
Total loans at end of period......... $58,999      $53,255      $48,400
                                      =======      =======      =======
___________________
(1) All construction loans originated by Albion Federal represent permanent financings.
(2) Activity represents transfers from loans receivable to real estate owned.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate one-to-four family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from approval, subject to interest rate change if the loan does not close within the specified expiration date. The Association had outstanding net loan commitments of approximately $1.2 million at December 31, 1998. See Note 14 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Association, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The Association usually charges discount points of 0% to 2% on one-to-four family residential real estate loans and on long-term multi-family residential loans and a 1% origination fee on residential construction loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Association had $74,255 of net deferred loan costs at December 31, 1998.

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

     The table below sets forth the amounts and categories of nonperforming assets in the Association's loan portfolio at the dates indicated. Loans are placed on non-accrual status through the establishment of a reserve for uncollected interest when the loan becomes more than 90 days delinquent and collection of interest becomes doubtful. The Association does not recognize income on non-accrual loans. At December 31, 1998, uncollected cumulative interest totaled $12,300. The Association would have recorded interest income of $11,516, $14,470 and $8,926 and on non- accrual loans during the years ended December 31, 1998, 1997, 1996, respectively, if such loans had been performing during such periods. The Association did not recognize interest income on loans placed on a non-accrual basis during the years ended December 31, 1998, 1997 and 1996, respectively. Foreclosed assets include assets acquired in settlement of loans. During the periods shown, the Association had no troubled debt restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15, " Accounting By Debtors and Creditors for Troubled Debt Restructurings."

                                                       Year Ended December 31,
                                                       -----------------------
                                                         1998    1997    1996
                                                         ----    ----    ----
                                                            (In thousands)
Loans accounted for on a nonaccrual basis:
  Real estate:
   One-to-four family residential........................ $262   $276   $252
   Commercial............................................   --     --     --
                                                          ----   ----   ----
     Total                                                 262    276    252
                                                          ----   ----   ----
Accruing loans which are contractually
  past due 90 days or more...............................   --     --     --

Total of nonaccrual and 90 days past due loans...........  262    276    252
Foreclosed real estate...................................   --     --    211
                                                          ----   ----   ----
   Total nonperforming assets............................ $262   $276   $463
                                                          ====   ====   ====

Total loans delinquent 90 days or more to net loans......  0.5%   0.5%   0.5%

Total loans delinquent 90 days or more to total assets...  0.3%   0.4%   0.4%

Total nonperforming assets to total assets(1)............  0.3%   0.4%   0.7%

--------------------
(1) Total nonperforming assets include total nonaccrual and 90 days past due loans and real estate owned.

     The decrease in total nonperforming assets from $276,000 at December 31, 1997 to $262,000 at December 31, 1998 can be attributed to the write off of a portion of three participation mortgage loan pools.

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

     At December 31, 1998, there were no unclassified assets which should have been classified because management knew about possible credit problems of borrowers which caused management to have serious doubts as to the ability of such borrowers to comply with existing repayment terms.

     At December 31, 1998, 1997 and 1996 the aggregate amounts of the Association's classified assets, and of the Association's general and specific allowances and charge-offs for the period then ended were as follows:

                                           At December 31,
                                 ----------------------------------
                                 1998           1997           1996
                                 ----           ----           ----
                                         (In thousands)
Classified assets:
  Doubtful.....................  $  4           $ 26           $ --
  Substandard assets...........   258            250            372
  Special mention..............   148            541            510

Loan loss allowance:
  General loss allowances......   267            276            306
  Specific loss allowances.....    --             --             --
Net charge-offs................    74             65             78

     The following is a discussion of the Association's major substandard loans at December 31, 1998:

     The Association's largest nonperforming asset(s) consists of three participation mortgage loan pool securities that totalled $102,034 at December 31, 1998. The securities were purchased in 1987 from Thrift Association Service Corporation (TASCO) and are secured by one-to-four family properties. Payments from TASCO ceased during May 1996 and resumed in April 1997. The Association charged-off $55,987, representing the payments collected during that period and retained by the FDIC for expenses incurred in foreclosure actions and previous payments advanced in error. The Association's loan loss allowance includes $13,775 based on the classification of the remaining TASCO pool balances.

     Real Estate Owned. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs and estimated costs to sell are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At December 31, 1998, the Association did not have any real estate owned.

     Allowance for Loan Losses. The Association's management, at least quarterly, evaluates the need to establish reserves against losses on loans based on estimated losses on specific loans when a finding is made that a significant and permanent decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against
earnings in the year they are established.   The Association established
provisions for loan losses for the years ended December 31, 1996, 1997 and 1998, of approximately $140,239, $35,414 and $65,023, respectively. The fluctuation in the annual provision for loan losses is the result of management's assessment of economic conditions and such provisions are
computed based on management's established loan review process.   In fiscal
1997, the provision for loan losses totalled $35,414, a decrease of $104,825 from fiscal 1996. This decrease in the provision between the periods was the result of an improvement in credit quality of three participation mortgage pool securities and a low delinquency level in the Association's loan portfolio. In fiscal 1998, the provision for loan losses totalled $65,023, an increase of $29,609 from fiscal 1997. The Association's ratio of nonperforming assets to total assets remained low at .35%, while the ratio of allowance for loan losses to total loans decreased to .45% during the period.
 Although the Association believes its provision for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

     At December 31, 1998 the Association had an allowance for loan losses of $267,000 which represented .5% of total loans. Management believes that loan loss reserves were adequate at December 31, 1998. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

Loan Loss Allowance Analysis

     The following table sets forth an analysis of the Association's gross allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                    Year  Ended December 31,
                                                  --------------------------
                                                  1998       1997       1996
                                                  ----       ----       ----
                                                     (Dollars in thousands)

Allowance at beginning of period ................ $276       $306       $244
Provision for loan losses........................   65         35        140

Net charge offs:
  Residential real estate........................  (64)       (54)       (58)
  Commercial real estate.........................   --         --         (4)
  Consumer loans.................................  (10)       (11)       (16)
           Net charge offs.......................  (74)       (65)       (78)

    Allowance at end of period................... $267       $276       $306

Ratio of allowance to total loans outstanding
 at the end of the period........................  0.5%       0.5%       0.6%

Ratio of net charge offs to average loans
 outstanding during the period...................  0.1%       0.1%       0.2%

Allowance for Loan Losses by Category

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the dates indicated.

                                            At December 31,
                         -----------------------------------------------------
                               1998              1997            1996
                         ----------------- ------------------  ---------------
                                  Loan              Loan               Loan
                                Category           Category          Category
                                as a % of          as a % of         as a % of
                                  Out                Out                Out
                               -standing          -standing          -standing
                         Amount  Loans     Amount   Loans      Amount  Loans
                         ------  -----     ------   -----      ------  -----
                                            (Dollars in thousands)

Real estate loans:
  One-to-four family
     residential........  $197   81.0%      $196    80.8%       $218   81.4%
  Commercial............     2    3.0         26     4.1          34    4.6
  Construction..........     6    2.7          3     0.2           8    1.2
Consumer................    43   13.3         51    14.9          46   12.8
                          ----  -----       ----   -----        ----  -----
   Total allowance for
     loan losses........  $267  100.0%      $276   100.0%       $306  100.0%
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

     The Association is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "Regulation of Albion Federal." The balance of the Association's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At December 31, 1998, the Association's regulatory liquidity was 23.5% which is in excess of the required 4%. It is the intention of management to hold securities with short maturities in the Association's investment portfolio in order to enable the Association to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Association periodically invests in mortgage-backed securities, insured or guaranteed by either the Government National Mortgage Association ("GNMA"), FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). All of the mortgage-backed securities in the portfolio have coupon rates as of December 31, 1998, ranging from 6.0% to 10.25% with a weighted average yield of 7.57% for the year ended December 31, 1998. At December 31, 1998, the amortized cost of the Association's mortgage-backed securities portfolio totaled $7.7 million. The market value of such mortgage-backed securities totalled $7.8 million at December 31, 1998. Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowing or other obligations of the Association. Of the Association's mortgage-backed securities portfolio, $3.9 million are carried at fixed rates and $3.8 million are carried at adjustable rates as of December 31, 1998.

     Investment decisions are reviewed by the Asset/Liability Committee ("ALCO"), which meets monthly and consists of the Association's Chairman of the Board, Vice Chairman, Chief Executive Officer and three Vice Presidents. The ALCO Committee acts within policies established by the Board of Directors. At December 31, 1998, the Association's investment and mortgage-backed securities portfolio totaled $7.8 million and consisted primarily of U.S. Treasury securities, corporate bonds, municipal bonds and mortgage-backed securities. The Association's variable rate mortgage-backed securities are held as available for sale, while the fixed rate mortgage-backed securities, U.S. Treasuries, corporate bonds and municipals, are held until maturity. For further information concerning the Association's investment and mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Investment Securities Analysis

     The following table sets forth the Association's investment and mortgage-backed securities portfolio at carrying value at the dates indicated.


                                                               At December 31,
                                   ----------------------------------------------------------------------
                                         1998                      1997                   1996
                                   ----------------------   ----------------------   --------------------
                                   Book        Percent of   Book        Percent of   Book      Percent of
                                   Value(1)    Portfolio    Value(1)    Portfolio    Value(1)  Portfolio
                                   --------    ---------    --------    ---------    --------  ---------
                                                             (Dollars in thousands)
Available-for-sale:

U.S. government treasury and
  obligations of U.S.
  government agencies.............. $3,944       50.8%       $4,035       37.1%       $3,946     35.1%
State and political subdivision....     --         --            --         --            --       --
Corporate obligations..............     --         --            --         --            --       --
                                    ------                   ------                   ------
Total available-for-sale........... $3,944                   $4,035                   $3,946
                                    ======                   ======                   ======
Held-to-Maturity:

U.S. government treasury and
  obligations of U.S.
  government agencies.............. $3,822       49.2%       $6,834       62.9%      $ 7,002     62.2%
State and political subdivision....     --         --            --         --           200      1.8
Corporate obligations..............     --         --            --         --           100      0.9
                                    ------      -----       -------      -----       -------    -----

Total held-to-maturity.............  3,822                    6,834                    7,302
                                    ------      -----       -------      -----       -------    -----
Total.............................. $7,766      100.0%      $10,869      100.0%      $11,248    100.0%
                                    ======      =====       =======      =====       =======    =====
--------------
(1)  The market value of the Association's investment securities portfolio, including mortgage-backed securities, amounted to $7.8 million, $10.9 million and $11.2 million, at December 31, 1998, 1997 and 1996, respectively.


     The following table sets forth the contractual maturities and weighted average yields of the debt securities including mortgage-backed securities in the Association's investment securities portfolio at December 31, 1998.

                         Less Than     One to       Five to       Over Ten
                         One Year    Five Years    Ten Years       Years
                      ------------  ------------  ------------   ------------
                      Amount Yield  Amount Yield  Amount Yield   Amount Yield
                      ------ -----  ------ -----  ------ -----   ------ -----
                                       (Dollars in thousands)

Available-for-sale:

U.S. government
  treasury and
  obligations of
  U.S. government
  agencies..........     --    --     $29  8.55%    $13  8.55%  $3,902  7.27%

Held-to-Maturity:

U.S. government
  treasury and
  obligations of
  U.S. government
  agencies..........     --    --      --    --      --    --   $3,822  7.86%

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

Deposit Balances

     The following table sets forth information concerning the Association's time deposits and other interest-bearing deposits at December 31, 1998.

                                                                    Percentage
Weighted                                                             of Total
Average                                                              Interest-
Interest                                             Minimum          Bearing
Yield   Term             Category                    Amount  Balance  Deposits
------  ----             --------                    ------  -------  --------
                                                      (Dollars in thousands)
                         Interest-Bearing Deposits
                         -------------------------

5.36%   18 Month         IRA                       $  1,000  $   761    1.36%
5.63    42 Month         IRA                          1,000      580    1.04
3.05    None             Passbook                        50   14,838   26.56
4.10    32 -  44 days    Fixed term and fixed rate    1,000      639    1.14
4.10    45 - 181 days    Fixed term and fixed rate    1,000       --      --
4.97    182- 365 days    Fixed term and fixed rate    1,000    3,074    5.50
5.36    1 year           Fixed term and fixed rate    1,000   19,122   34.23
5.65    2 years          Fixed term and fixed rate    1,000    4,084    7.31
5.66    3 years          Fixed term and fixed rate    1,000    1,056    1.89
6.56    4 years          Fixed term and fixed rate    1,000      911    1.63
6.27    5 years          Fixed term and fixed rate    1,000    4,067    7.28
1.79    None             NOW Accounts                 1,000    4,680    8.38
3.05    None             MMDA                         2,500    2,055    3.68
                                                             -------  ------

                         Total                               $55,867  100.00%
                                                             =======  ======

Deposit Flow

    The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Association at the dates indicated.

                                                                   At December 31,
                               --------------------------------------------------------------------------
                                          1998                          1997                       1996
                               --------------------------   ---------------------------   ---------------
                                         Percent                       Percent                    Percent
                                           of    Increase                of    Increase              of
                               Amount    Total  (Decrease)   Amount    Total  (Decrease)   Amount  Total
                               ------    -----  ----------   ------    -----  ----------   ------  -----
                                                                (Dollars in thousands)
Noninterest bearing............ $ 3,253    5.5%   $  858      $ 2,395    4.4%   $  810    $ 1,585    3.3%
NOW checking...................   4,680    7.9     1,182        3,498    6.4       882      2,616    5.4
Regular savings accounts.......  14,838   25.1       864       13,974   25.4     1,085     12,889   26.6
Money market deposit...........   2,055    3.5      (165)       2,220    4.0    (1,324)     3,544    7.3
Fixed-rate certificates which
  mature in the year ending
    Within 1 year..............  26,478   44.7     3,487       22,991   41.9     4,702     18,289   37.7
    Within 1-3 years...........   6,068   10.3    (2,537)       8,605   15.7       791      7,814   16.1
Certificates maturing
   thereafter..................   1,748    3.0       521        1,227    2.2      (528)     1,755    3.6
                                -------  -----    ------      -------  -----    ------    -------  -----

     Total..................... $59,120  100.0%   $4,210      $54,910  100.0%   $6,418    $48,492  100.0%
                                =======  =====    ======      =======  =====    ======    =======  =====

NOTE:  IRA accounts are included in certificate balances:  Amounts are $1.1 million, $1.1 million and
       $1.1 million at December 31, 1998, 1997 and 1996, respectively.


Time Deposits by Rates and Maturities

     The following table sets forth the time deposits in the Association classified by rates as of the dates included.

                                           At December 31,
                           ----------------------------------------
                           1998                1997            1996
                           ----                ----            ----
                                           (In thousands)

Below 4.00%............... $    --             $    11         $   472
4.01% - 6.00%.............  31,512              29,446          22,852
6.01% - 8.00%.............   2,780               3,354           4,518
8.01% - 10.00%............       2                  11              15

     The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                         Amount Due
                  -------------------------------------------
                                                                    Percentage
                                                                     of Total
                                                                      Certi-
                  Less Than 1-2      2-3     3-4     After            ficate
                  One Year  Years    Years   Years   4 Years   Total  Accounts
                  --------  -----    -----   -----   -------   -----  --------
                                         (Dollars in thousands)

Below 4.00%......$    --     $   --  $   --  $ --    $ --      $    --
4.01% - 6.00%.... 24,506      4,323   1,306   599      778      31,512   91.9%
6.01% - 8.00%....  1,970        430       9   194      177       2,780    8.1
8.01% - 10.00%...      2         --      --    --       --           2   0.01
                 --------    ------  ------  ----     ----     -------
     Total.......$26,478     $4,753  $1,315  $793     $955     $34,294
                 =======     ======  ======  ====     ====     =======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                             Year Ended December 31,
                                       ---------------------------------
                                       1998           1997          1996
                                       ----           ----          ----
                                                (In thousands)

Beginning balance................... $54,910        $48,492       $46,559
                                     =======        =======       =======
Net increase (decrease)
  before interest credited.......... $ 1,796        $ 4,121       $  (196)
Interest credited...................   2,414          2,297         2,129
                                     -------        -------       -------
Net increase in savings deposits....   4,210          6,418         1,933
                                     -------        -------       -------
Ending balance...................... $59,120        $54,910       $48,492
                                     =======        =======       =======

     Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB-New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-New York has served as one of the Association's primary borrowing sources. Advances from the FHLB-New York are typically secured by the Association's first mortgage loans. At December 31, 1998, the Association had $9.0 million of fixed rate borrowings from the FHLB-New York at a weighted average rate of 5.38%. Required principal repayments are as follows: $1.0 million in 1999, $1.0 million in 2000, $2.0 million in 2001, $2.0 million in 2002 and $3.0 million in 2003. The Association did not have any overnight borrowings from the FHLB-New York at December 31, 1998.

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

     At December 31, 1998, 1997 and 1996, the Association had no short-term borrowings or securities sold under agreements to repurchase.

Subsidiary Activities

     In January 1994, the Company formed a subsidiary, New Frontier of Albion ("New Frontier"), to sell fixed rate annuities. In October 1994, New Frontier was sold to Albion Federal to help facilitate the sale of fixed rate and variable rate products. At December 31, 1998, Albion Federal had an equity investment of $100 in New Frontier. The operations of New Frontier, which are not material, are included in the Company's consolidated financial statements appearing in the Annual Report.

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

                        REGULATION OF ALBION FEDERAL

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Association, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in the FHLB-New York in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-New York. The Association is in compliance with this requirement with an investment in FHLB-New York stock of $528,800 at December 31, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-New York.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will not occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     Prompt Corrective Action. The FDIA requires each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At December 31, 1998, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including Albion Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, Albion Federal met the test and its QTL percentage was 97.2%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

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

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, avings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     At December 31, 1998, Albion Federal's core capital of approximately $5.8 million, or 7.6% of adjusted total assets, was $2.7 million in excess of the OTS requirement of $3.0 million, or 3% of adjusted total assets. As of such date, the Association's tangible capital of approximately $5.7 million, or 7.6% of adjusted total assets, was $4.6 million in excess of the OTS requirement of $1.1 million, or 1.5% of adjusted total assets. Finally, at December 31, 1998, the Association had risk-based capital of approximately $6.0 million or15.7% of total risk-weighted assets, which was $3.0 million in excess of the OTS risk-based capital requirement of $3.0 million or 8% of risk-weighted assets.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, the Association's limit on loans to one borrower was $870,000. At December 31, 1998, the Association's largest single loan to one borrower was $438,171, which was performing according to its original terms.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Audits

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements.

Competition

     The Association has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs in the communities it serves. The Association's deposit gathering area is concentrated in Orleans County and Western Monroe counties, New York. The Association's lending base primarily covers the same area; however, the Association periodically originates or purchases multi-family residential loans in other parts of New York. The Association's offices are located in Albion and Brockport.

     The Association was the largest of the eight bank and thrift offices located in Orleans County, New York, based on its total assets of $75.6 million at December 31, 1998. Based on data at June 30, 1998, the Marine Midland branch and the Fleet Bank branch had approximately $50.3 million and $18.1 million in deposits, respectively. The Association faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence. Additionally, the Association faces significant competition from mortgage bankers, mortgage brokers, finance companies, insurance companies and other financial entities in lending. The Association also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

     Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community bank orientation as well as its relatively high core deposit base.

Personnel

     As of December 31, 1998, the Association had 26 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees to be satisfactory.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company, each of whom holds the same positions with the Company and each of whom holds the same positions with the Association.

Name                         Age(1)    Position
----                         ------    --------

Jeffrey S. Rheinwald         50        President and Chief Executive Officer
John S. Kettle               52        Senior Vice President and Treasurer
Mark F. Reed                 40        Vice President and Chief Financial
                                       Officer
-----------------
(1)  As of December 31, 1998.

     The principal occupation of each executive officer of the Association is set forth below. Unless otherwise noted, all officers have held the position described below for at least the past five years and reside in Albion, New York.

     JEFFREY S. RHEINWALD has been employed in various capacities at Albion Federal for over 25 years and currently holds the position of President and Chief Executive Officer of the Association and the Company.

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

     MARK F. REED is Vice President and Chief Financial Officer of the Association and the Company, a position he has held with the Association since 1990. Prior to joining Albion Federal, Mr. Reed was employed as an examiner for the OTS from 1989 through 1990; from 1988 through 1989 he was employed by the FHLB-New York and from 1987 through 1988 was an examiner for the Office of the Comptroller of the Currency.

Item 2.  Description of Property
--------------------------------

     The following table sets forth information concerning the Association's offices at December 31, 1998.

                                                               Net Book Value
                        Year    Square  Owned/   Total         at December 31,
Name of Office          Opened  Footage Leased   Cost                1998
--------------          ------  ------- ------   ----          ---------------

Main Office             1976    8,522   Owned    $1,653,537    $  627,917
48 North Main Street
Albion, NY  14411

Loan Department         1993    3,314   Owned       281,457       218,472
34 North Main Street
Albion, NY 14411

               (table continued on following page)

                                                               Net Book Value
                   Year    Square    Owned/      Total         at December 31,
Name of Office     Opened  Footage   Leased      Cost               1998
--------------     ------  -------   ------      -----         ---------------

Branch Office      1994    3,276     Owned      $1,568,661     $1,326,579
Brockport, NY

     The net book value of the Association's investment in all office properties and equipment less accumulated depreciation totaled $2.2 million at December 31, 1998. See Note 6 of the Notes to the Consolidated Financial Statements for further information on office properties and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Report*
     Consolidated Statements of Financial Condition, December 31, 1998, 1997
        and 1996*
     Consolidated Statement of Operations For the Years Ended December 31,
        1998, 1997 and 1996*
     Consolidated Statement of Changes in Shareholders' Equity For the Years
        Ended December 31, 1998, 1997 and 1996*
     Consolidated Statements of Cash Flows For the Years Ended December 31,
        1998, 1997 and 1996*
     Notes to Consolidated Financial Statements*

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal -- Election of Directors -- Certain Transactions."

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

     (a)    Exhibits

     3.1    Certificate of Incorporation of Albion Banc Corp.(1)
     3.2    Bylaws of Albion Banc Corp.(1)
     10.1   Employment Agreement with Jeffrey S. Rheinwald(2)
     10.2   Severance Agreement for Mark F. Reed(2)
     10.3   Severance Agreement for Marie A. Rice(2)
     10.4   Employee Stock Ownership Plan(1)
     10.5   The Albion Banc Corp. 1993 Stock Option and Incentive Plan(3)
     10.6   The Albion Federal Savings and Loan Association Management
            Recognition Plans(3)
     13     Annual Report to Stockholders
     21     Subsidiaries of the Registrant
     23     Consent of PricewaterhouseCoopers LLP
     27     Financial Data Schedule

     (b)    Report on Form 8-K

            No Forms 8-K were filed during the quarter ended December 31,
            1998.
-----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-60230.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated March 25, 1994.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALBION BANC CORP.

Date:  March 17, 1999                   By: /s/ Jeffrey S. Rheinwald
                                            ________________________
                                            Jeffrey S. Rheinwald
                                            President and Chief Executive
                                            Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeffrey S. Rheinwald                             March 17, 1999
    ---------------------------------
    Jeffrey S. Rheinwald
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Mark F. Reed                                     March 17, 1999
    ---------------------------------
    Mark F. Reed
    (Principal Financial and Accounting Officer)

By: /s/ James H. Keeler                                  March 17, 1999
    ---------------------------------
    James H. Keeler
    Chairman of the Board

By: /s/ Richard A. Pilon                                 March 17, 1999
    ---------------------------------
    Richard A. Pilon
    Director

By: /s/ Dolores L. Giarrizzo                             March 17, 1999
    ---------------------------------
    Dolores L. Giarrizzo
    Director

By: /s/ Robert R. Brown II                               March 17, 1999
    ---------------------------------
    Robert R. Brown II
    Director

By:                                                      March    , 1999
    ---------------------------------                          ---
    Harold P. Kludt
    Director

By:                                                      March    , 1999
    ---------------------------------                          ---
    Chriss M. Andrews
    Director

By: /s/ Gregory L. Speer                                 March 17, 1999


    ---------------------------------
    Gregory L. Speer
    Director

                           Exhibit 13

                  Annual Report to Stockholders

                                   ALBION
                                 [LOGO] BANC
                                        CORPORATION

                                    1998
                                    ----
                                   ANNUAL
                                   REPORT

Business of the Corporation

     Albion Banc Corp. ("Corporation"), a Delaware corporation, was incorporated on March 23, 1993 for the purpose of becoming the holding company for Albion Federal Savings and Loan Association ("Albion Federal" or the "Association") upon Albion Federal's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Corporation and Albion Federal shall be referred to collectively as the "Company". The Conversion was completed on July 23, 1993. At December 31, 1998, the Corporation had total assets of $76.5 million, total deposits of $59.1 million and stockholders' equity of $6.4 million. The Corporation has not engaged in any significant activity other than holding the stock of Albion Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Albion Federal.

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

                            TABLE OF CONTENTS

                                                                   Page
                                                                   ----

        Letter to Shareholders...................................    1
        Selected Consolidated Financial Data.....................    2
        Management's Discussion and Analysis.....................    4
        Independent Accountant's Report..........................   17
        Consolidated Financial Statements........................   18
        Notes to Consolidated Financial Statements...............   22
        Common Stock Information.................................   39
        Directors and Officers...................................   40
        Corporate Information/Offices............................   41

Dear Shareholders:

It is my pleasure as President and CEO of Albion Banc Corp. to present the Annual Report of your Company's affairs for the year 1998. 1998 was a year when the Holding Company and its subsidiaries, Albion Federal Savings and Loan Association and New Frontier of Albion Corp., were able to leverage into profitability their investment in delivery systems, services and people.

I think it would be fitting, therefore, to begin by stating that the Company reported a $362,471 after tax profit for the year 1998, compared to a net profit of $351,201 for the year 1997. This translates into earnings per share of $.47 on a diluted basis. A contributing factor in our earnings improvement was the continued growth in our Brockport branch. During 1998, deposits at the branch grew by $3.8 million to a total of $22.7 million. This represents a 20% increase at the branch from the end of 1997. This provided the liquidity to support operations and fund our lending activities. The added significance to this growth is that it was achieved through the acquisition of lower cost transaction accounts. Transaction accounts now comprise 45% of the branch's total deposits. As an institution, deposits grew $4.2 million, or 7.7%, to a total of $59.1 million.

Assets grew as a result of lending activity funded by our deposit growth. During the year 1998, Albion Federal Savings and Loan Association originated $17.1 million in first mortgage loans and $2.6 million in consumer loans. The result was an increase in loans of $5.9 million, or an 11.2% increase from December 31, 1997. The effect of the lending activity was an increase of 6.7% in our total assets from year-end 1997 to $76.5 million at December 31, 1998.

I want to mention that we were also successful in controlling nonperforming assets in 1998. At the end of 1997, we had $276,300 or .47% in nonperforming assets. I am pleased to report that at the end of 1998, we had reduced that amount to $262,000 or .44% of total loans.

There were also some very notable events relating to our stock. 1998 marked the first year that we paid a cash dividend on a quarterly basis. In December 1997, the Company announced a three for one split of its common stock in order to maintain the Company's listing on the Nasdaq Small Cap Market. The split was effective February 5, 1998.

Although we are pleased with our 1998 results, as stewards of your investment, we are continually striving to maximize your confidence in the Company through enhancement of profits and franchise value. On behalf of the Directors, Officers and employees of Albion Banc Corp., I would like to express our gratitude for your continuing support of our endeavors.

Yours Very Truly,


/s/Jeffrey S. Rheinwald
Jeffrey S. Rheinwald
President

     SELECTED CONSOLIDATED FINANCIAL CONDITION, OPERATING AND OTHER DATA

     Albion Banc Corp. (the "Company"), a Delaware corporation, is the holding company for Albion Federal Savings and Loan Association (the "Association") which is headquartered in Albion, New York. The Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Association. This information is qualified in its entirety by reference to the detailed information and Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

                                               At December 31,
                                   ----------------------------------------
                                   1998     1997     1996      1995    1994
                                   ----     ----     ----      ----    ----
FINANCIAL CONDITION DATA:                          (In thousands)

Total assets...................  $76,470  $71,719   $64,585  $56,992  $55,334
Loans, net ....................   58,929   53,017    47,839   44,049   47,010
Mortgage-backed securities ....    7,765    9,867     8,075    4,138    3,085
Cash and due from banks,
 interest-bearing deposits and
 investment securities ........    6,551    5,391     5,299    5,677    3,240
Deposits ......................   59,120   54,910    48,492   46,559   37,782
Federal Home Loan Bank
 advances .....................    9,000    9,000     9,000    3,000   10,295
Shareholders' equity ..........    6,423    6,155     5,864    6,089    5,898

                                             Year Ended December 31,
                                   ----------------------------------------
                                   1998     1997     1996      1995    1994
                                   ----     ----     ----      ----    ----

OPERATING DATA:                                   (In thousands)

Interest income ................  $5,347   $5,184   $4,446    $4,398  $3,852
Interest expense ...............   3,007    2,880    2,377     2,482   1,799
                                 -------  ------- --------   -------  ------
Net interest income ............   2,340    2,304    2,069     1,916   2,053
Provision for loan losses ......      65       35      140        36     132
                                 -------  ------- --------   -------  ------
Net interest income after
  provision for loan losses ....   2,275    2,269    1,929     1,880   1,921

Noninterest income .............     368      390      260       197     146
Noninterest expense ............   2,073    2,081    2,231     1,817   1,550
                                 -------  ------- --------   -------  ------
Income ( loss) before income
  taxes.........................     570      578      (42)      260     517
Provision (benefit) for income
  taxes.........................     208      227      (38)       79     165
                                 -------  ------- --------   -------  ------
Net income (loss)............... $   362  $   351 $     (4)  $   181  $  352
                                 =======  ======  ========   =======  ======

                                               At December 31,
                                   ----------------------------------------
                                   1998     1997     1996      1995    1994
                                   ----     ----     ----      ----    ----

OTHER DATA:

Number of:
  Real estate loans serviced....  1,090     1,019      998       931   1,015
  Deposit accounts ............. 10,155     9,315    7,320     6,509   4,938
  Offices ......................      2         2        2         2       2

Per share:
  Book value....................  $8.53     $8.20    $7.82     $7.79   $7.54
  Dividends paid ...............    .14       .16      .10       .10     .10
  Basic earnings (loss).........    .49       .48     (.01)      .24     .47
  Diluted earnings (loss).......    .47       .46     (.01)      .24     .47


                                            Year Ended December 31,
                                   ----------------------------------------
                                   1998     1997     1996      1995    1994
                                   ----     ----     ----      ----    ----
KEY OPERATING RATIOS:

Return on average assets (net
  income divided by average
  assets).......................     .5%      .5%      .0%       .3%     .7%

Return on average equity (net
  income divided by average
  equity )......................    5.8%     5.8%     (.1)%     3.0%    6.1%

Average equity to average
  assets .......................    8.5%     8.7%    10.1%     10.2%   10.8%

Interest rate spread (difference
  between average yield on
  interest-earning assets and
  average cost of interest-
  bearing liabilities) .........    2.9%     3.2%     3.2%      2.9%    3.6%

Net interest margin (net interest
  income as a percentage of average
  interest-earning assets) .....    3.4%     3.6%     3.7%      3.4%    4.0%

Noninterest expense to average
  assets .......................    2.8%     3.0%     3.7%      3.3%    2.9%

Average interest-earning assets
  to average interest-bearing
  liabilities ..................  110.2%   108.7%   110.6%    111.1%  112.5%

Allowance for loan losses to total
  loans at end of period .......     .5%      .5%      .6%       .6%     .5%

Ratio of nonperforming assets to
  total assets .................     .3%      .4%      .6%       .6%     .4%

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

Financial Condition

     General. Total assets increased by $4.8 million, or 6.6%, from $71.7 million at December 31, 1997 to $76.5 million at December 31, 1998. This increase was due primarily to increases of $5.9 million in net loans and $1.8 million in Federal funds sold. The increase in loans and Federal funds sold was funded primarily by a $4.2 million increase in deposits.

     Cash and Cash Equivalents. Cash and due from banks increased by $341,455, or 22.2%, from $1,539,966 at December 31, 1997 to $1,881,421 at
December 31, 1998. Federal funds sold increased from $2,850,000 at December 31, 1997 to $4,670,000 at December 31, 1998.

     Investment Securities Available For Sale. The Company's investment securities available for sale decreased $91,084, or 2.3%, from $4.0 million at December 31, 1997 to $3.9 million at December 31, 1998. This decrease was the result of normal amortization and paydowns of securities in the portfolio offset by the purchase of a $1.5 million government agency security.

     Investment Securities Held to Maturity. Investment securities held to maturity decreased by $3.0 million or 44.1%, from $6.8 million at December 31, 1997 to $3.8 million at December 31, 1998. This decrease was the result of normal maturities and calls of securities in the held to maturity portfolio which totaled $3.0 million.

     Net Loans. The balance of net loans increased $5.9 million, or 11.2%, from $53.0 million at December 31, 1997 to $58.9 million at December 31, 1998. The increase in net loans was the result of increased one-to-four family mortgage loan originations and consumer loan originations, primarily home equity loans. This resulted from an increase in demand for this type of lending, due to favorable interest rates, the active refinance market and a strong emphasis on promoting home equity products.

     Premises and Equipment. Premises and equipment decreased $177,997, or 7.6%, from $2.35 million at December 31, 1997 to $2.17 million at December 31, 1998. This decrease is attributable to the normal depreciation and amortization of premises and equipment.

     Deposits and Borrowings. Deposits increased $4.2 million, or 7.7%, from $54.9 million at December 31, 1997 to $59.1 million at December 31, 1998. This was attributable primarily to growth at the Association's branch in
Brockport, NY.   This increase in deposits was used primarily to fund loan
demand. Advances from the Federal Home Loan Bank of New York (FHLB-NY) and other borrowings declined from $9.2 million at December 31, 1997 to $9.1 million at December 31, 1998.

     Shareholders' Equity. Shareholders' equity increased $268,644, or 4.4%, from $6.15 million at December 31, 1997 to $6.42 million at December 31, 1998. This increase is due primarily to earnings for the year and the resulting increase in equity, offset by cash dividends on common stock of $100,490. The Company's equity as a percentage of total assets at December 31, 1998 was 8.4% and exceeds all regulatory requirements.

Results of Operations

Fiscal Year Ended December 31, 1998 Compared to December 31, 1997

     Net Income. The Company reported net income of $362,471 for the year ended December 31, 1998 as compared to net income of $351,201 for the year ended December 31, 1997. This increase was primarily the result of increased net interest income and decreased noninterest expenses.

     Net Interest Income. Net interest income increased by $36,337, or 1.6%, from $2.30 million for the year ended December 31, 1997 to $2.34 million for the year ended December 31, 1998. Total interest income increased $162,900, or 3.1%, during the period. Interest and fees on loans increased $360,385, or 8.6%, during this period due to a higher average outstanding balance in the portfolio. Interest and dividends on investments decreased $197,485, or 19.6%, from $1,006,631 during the year ended December 31, 1997 to $809,146 during the year ended December 31, 1998. This decrease can be attributed to a decrease in the average outstanding balance in the portfolio and lower yields.

     Total interest expense increased $126,563, or 4.4%, primarily due to an increase in the average balance outstanding of deposits. The average outstanding balance of deposits increased $3.2 million, or 6.4%, from $50.2 million for the year ended December 31, 1997 to $53.4 million for the year ended December 31, 1998. This increase in the average outstanding balance was offset by a decrease in the weighted average rate paid on deposits. The weighted average rate paid on deposits decreased from 4.57% for the year ended December 31, 1997 to 4.52% for the year ended December 31, 1998, as a result of lower interest rates being offered on certificates of deposit. Interest on advances from the FHLB-NY increased $17,039 or 3.1%, primarily due to an increase in the average balance outstanding from $9.2 million in 1997 to $9.4 million in 1998.

     Provision for Loan Losses. The Company's provision for loan losses for the year ended December 31, 1998 was $65,023, a $29,609 increase compared to the same period in 1997. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb estimated losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions and other relevant factors. The allowance for loan losses of the Company at December 31, 1998 was $267,000, or .45% of total loans, compared to $276,300, or .52% of total loans at December 31, 1997. The increase in the provision between the periods was due primarily to the deterioration in credit quality of three one-to-four family properties that totaled $96,903.

     Noninterest Income. Noninterest income for the year ended December 31, 1998 was $368,035 compared with $389,589 for the year ended December 31, 1997. However, included in December 31, 1997 was $59,203 of income related to profits on the sale of real estate owned. Other noninterest income increased from $330,386 at December 31, 1997 to $351,237 at December 31, 1998. This
increase was due primarily to increased fee income from transaction accounts and fee income from New Frontier of Albion Corp.

     Noninterest Expense. Noninterest expense decreased $7,831, or 0.4%, from $2.08 million for the year ended December 31, 1997, to $2.07 million for the year ended December 31, 1998. This decrease in noninterest expense resulted primarily from decreased other operating expenses of $52,185 or 14.2%. In 1997, other operating expenses included a nonrecurring charge of $41,642 for expenses related to the conversion to our in-house data processing system. Also decreased were FDIC premiums of $12,680, or 27.2%, due to reduced premiums being charged. These decreases were partially offset by an increase in compensation and employee benefits of $15,804, or 1.6%, from $985,588 for the year ended 1997 to $1.0 million for the year ended 1998, primarily due to inflationary increases in salaries and benefits. Occupancy expenses increased $32,297, or 8.3%, from $390,136 for the year ended December 31, 1997 to $422,433 for the year ended December 31, 1998 primarily due to the operation of the Association's in-house data processing system and related supplies. Data processing fees increased $12,873, or 6.8% from $188,350 for the year ended December 31, 1997 to $201,223 for the year ended December 31, 1998, primarily due to increases in telecommunication costs and supplies.

     Income Taxes. The provision for income taxes decreased to $208,000 for the year ended December 31, 1998 from $226,265 for the year ended December 31, 1997 primarily as a result of increased mortgage tax credits due to the increased mortgage loan originations. The effective tax rate for 1998 was 36.5%.

Fiscal Year Ended December 31, 1997 Compared to December 31, 1996

     Net Income. The Company reported net income of $351,201 for the year ended December 31, 1997 as compared to a net loss of $4,352 for the year ended December 31, 1996. This increase was primarily the result of increased net interest income and noninterest income, and decreased noninterest expenses.

     Net Interest Income. Net interest income increased by $235,543, or 11.4%, from $2.1 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. Total interest income increased $738,258, or 16.6%, during the period. Interest and dividends on investments increased $461,768, or 84.7%, from $544,863 during the year ended December 31, 1996 to $1.0 million during the year ended December 31, 1997. This increase can be attributed to an increase in the average outstanding balance in the portfolio and higher yields. Interest and fees on loans increased $276,490, or 7.1%, during this period due to a higher average outstanding balance and higher yields.

     Total interest expense increased $502,715, or 21.1%, primarily due to an increase in the average balance outstanding of deposits and FHLB-NY advances. The average outstanding balance of deposits increased $4.2 million, or 9.2%, from $46.0 million for the year ended December 31, 1996 to $50.2 million for the year ended December 31, 1997. This increase in the average outstanding balance was offset by a decrease in the weighted average rate paid on deposits. The weighted average rate paid on deposits decreased from 4.63% for the year ended December 31, 1996 to 4.57% for the year ended December 31, 1997, as a result of lower interest rates being offered on certificates of deposit. Interest on advances from the FHLB-NY increased $334,664 or 134.7%, primarily due to an increase in the average balance outstanding from $4.4 million in 1996 to $9.2 million in 1997 and an increase in the weighted average rate paid from 5.69% in 1996 to 6.23% in 1997.

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

     Noninterest Expense. Noninterest expense decreased $150,041, or 6.7%, from $2.2 million for the year ended December 31, 1996, to $2.1 million for the year ended December 31, 1997. This decrease in noninterest expense resulted primarily from a reduction in FDIC premiums of $69,988, or 60.0%, due to reduced premiums being charged as a result of the prior year recapitalization of the SAIF and the one-time charge of $274,921 associated
with that recapitalization in the prior year.   Data processing fees decreased
$12,803, or 6.4%, as a result of the conversion from a service bureau to our in-house data processing system. These decreases were partially offset by an increase in compensation and employee benefits of $86,843, or 9.7%, from $898,745 for the year ended 1996 to $985,588 for the year ended 1997, primarily due to inflationary increases in salaries and benefits. Occupancy expenses increased $82,250, or 26.7%, from $307,886 for the year ended December 31, 1996 to $390,136 for the year ended December 31, 1997 primarily due to the operation of the Association's in-house data processing system and related supplies. Other operating expenses increased $37,222, or 11.3%, from $330,165 to $367,387 during the year ended December 31, 1997. This increase was primarily the result of a one-time charge of $41,642 related to the Company's data processing conversion.

     Income Taxes. The provision (benefit) for income taxes increased to $226,265 for the year ended December 31, 1997 from $(38,049) for the year ended December 31, 1996 primarily as a result of the increase in income for the year as compared to the loss for 1996. The effective tax rate for 1997 was 39.2%.

Yields Earned and Rates Paid

     The earnings of the Company depend largely on the spread between the yield on interest-earning assets (primarily loans, mortgage-backed securities and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and borrowings), as well as the relative size of the Association's interest-earning assets and interest-bearing liability portfolios.

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

                         (Tables begin on next page)

                                                         Year Ended December 31,
                                         -----------------------------------------------------------
                                                    1998                             1997
                                         ---------------------------     ---------------------------
                                                   Interest                        Interest
                                         Average      and     Yield/     Average      and     Yield/
                                         Balance   Dividends   Cost      Balance   Dividends   Cost
                                         -------   ---------   ----      -------   ---------   ----
                                                         (Dollars in thousands)

Interest-earning assets:
 Real estate loans ..................... $48,396    $3,794     7.84%     $42,717     $3,532    8.27%
 Consumer loans.........................   7,866       744     9.46        6,956        646    9.29
                                         -------    ------     ----      -------     ------    ----
   Total loans..........................  56,262     4,538     8.07       49,673      4,178    8.41

 Mortgage-backed securities.............   9,007       574     6.37        8,614        637    7.39
 Investment securities..................     222        13     5.86        2,502        146    5.84
 Other interest-earning assets..........   4,013       222     5.53        4,009        223    5.56
                                         -------    ------     ----      -------     ------    ----
   Total interest-earning assets........  69,504     5,347     7.69       64,798      5,184    8.00
                                         -------    ------     ----      -------     ------    ----
Noninterest-earning assets:
 Office properties and equipment, net...   2,262                           2,223
 Foreclosed real estate, net............      --                              --
 Other noninterest-earning assets.......   2,268                           1,990
                                         -------                         -------
   Total assets ........................ $74,034                         $69,011
                                         =======                         =======

Interest-bearing liabilities:
 Passbook accounts...................... $14,839    $  450     3.03%     $13,724     $  421    3.07%
 NOW accounts...........................   4,045        70     1.73        3,258         57    1.75
 Money market accounts..................   2,241        68     3.03        2,622         80    3.05
 Certificates of deposit................  32,336     1,826     5.65       30,632      1,739    5.68
                                         -------    ------     ----      -------     ------    ----
   Total deposits.......................  53,461     2,414     4.52       50,236      2,297    4.57

 Other interest-bearing liabilities.....   9,588       593     6.18        9,358        583    6.23
                                         -------    ------     ----      -------     ------    ----
   Total interest-bearing liabilities...  63,049     3,007     4.77       59,594      2,880    4.83
                                         -------    ------     ----      -------     ------    ----
Noninterest-bearing liabilities:
 Noninterest-bearing deposits...........   3,557                             767
 Other liabilities......................   1,139                           2,641
                                         -------                         -------
   Total liabilities....................  67,745                          62,659

 Shareholders' equity...................   6,289                           6,009
                                         -------                         -------
   Total liabilities and
     shareholders' equity............... $74,034                         $69,011
                                         =======                         =======

Net interest income.....................            $2,341                            $2,304
                                                    ======                            ======
Interest rate spread....................                       2.92%                           3.17%

Contribution of interest-free funds.....                        .45%                            .39%
                                                               ----                            ----
Net interest margin on interest-
  earning assets........................                       3.37%                           3.56%

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities............................                     110.24%                         108.73%

                                             Year Ended December 31,
                                           ---------------------------
                                                       1996
                                           ---------------------------
                                                     Interest
                                           Average     and       Yield/
                                           Balance   Dividends     Cost
                                           -------   ---------    -----
                                             (Dollars in thousands)
Interest-earning assets:
 Real estate loans ......................  $41,867    $3,416       8.16%
 Consumer loans..........................    5,276       485       9.20
                                           -------    ------      -----
   Total loans...........................   47,143     3,901       8.27

 Mortgage-backed securities..............    4,137       282       6.82
 Investment securities ..................    3,089       183       5.92
 Other interest-earning deposits ........    1,339        80       5.97
                                           -------    ------      -----
   Total interest-earning assets.........   55,708     4,446       7.98
                                           -------    ------      -----
Noninterest-earning assets:
 Office properties and equipment, net....    2,170
 Foreclosed real estate, net.............      129
 Other noninterest-earning assets .......    1,328
                                           -------
   Total assets .........................  $59,335
                                           =======
Interest-bearing liabilities:
 Passbook accounts.......................  $12,512    $  383       3.06%
 NOW accounts ...........................    2,667        47       1.76
 Money market accounts...................    2,349        72       3.07
 Certificates of deposit.................   28,484     1,627       5.71
                                           -------    ------      -----
   Total deposits........................   46,012     2,129       4.72

 Other interest-bearing liabilities......    4,362       248       5.69
                                           -------    ------      -----
   Total interest-bearing liabilities....   50,374     2,377       4.72
                                           -------    ------      -----
Noninterest-bearing liabilities:
 Noninterest-bearing deposits............      796
 Other liabilities.......................    2,189
                                           -------
   Total liabilities.....................   53,359

 Shareholders' equity....................    5,976
                                           -------
   Total liabilities and
     shareholders' equity................  $59,335
                                           =======
Net interest income......................             $2,069
                                                      ======
Interest rate spread.....................                          3.26%

Contribution of interest-free funds......                           .45%
                                                                   ----
Net interest margin on interest-
 earning assets..........................                          3.71%

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities.............................                        110.59%

Yields Earned and Rates Paid

     The following table sets forth for the periods and at the dates indicated, the average yields earned on the Company's assets, the average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                           Years Ended December 31,
                                          --------------------------
                                          1998      1997        1996
                                          ----      ----        ----

Average yield on loan
  portfolio ..........................     8.1%      8.4%        8.3%

Average yield on mortgage-backed
  securities .........................     6.4%      7.4%        6.8%

Average yield on investment
  portfolio ..........................     5.9%      5.8%        5.9%

Average yield on all
  interest-earning assets ............     7.7%      8.0%        8.0%

Average cost of deposits .............     4.5%      4.6%        4.6%

Average cost of Federal Home
  Loan Bank advances and
  other borrowings ...................     6.2%      6.2%        5.7%

Average cost of all
  interest-bearing liabilities .......     4.8%      4.8%        4.7%

Interest rate spread (spread between
  average yield on all interest-
  earning assets and average cost of
  all interest-bearing liabilities) ..     2.9%      3.2%        3.3%

Net interest margin (net interest
  income as a percentage of
  average interest-earning assets) ...     3.4%      3.6%        3.7%

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities, sale of fixed rate mortgage loans and FHLB-NY advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Company is the origination of mortgage loans. During the three years ended December 31, 1998, 1997 and 1996, the Company's origination of mortgage loans were $17.1 million, $9.0
million and $9.5 million, respectively.   The volume in mortgage loan
originations during 1998, 1997 and 1996 was primarily the result of an increase in the demand for this type of lending, due to favorable interest rates and the active refinance market. Purchases of mortgage-backed securities totaled $1.5 million, $3.0 million and $5.0 million for the years ending December 31, 1998, 1997 and 1996, respectively. Other investing activities included the purchase of investment securities, which totaled $0 during the year ended December 31, 1998, $2.6 million during the year ended December 31, 1997 and $2.1 million for the year ended December 31, 1996. These activities were funded primarily by deposits, principal repayments on loans and mortgage-backed securities and maturities of investment securities.

     The net cash provided by financing activities for the year ended December 31, 1998 totaled $4.1 million. This resulted primarily from a net increase in deposits of $4.2 million.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. The Company's sources of funds include deposits, principal and interest payments from loans and mortgage-backed securities, sale of fixed rate loans, earnings on investments and FHLB-NY borrowings. During 1998, 1997 and 1996, the Company used its sources of funds primarily to fund loan commitments, purchase mortgage-backed securities, pay maturing savings certificates and deposit withdrawals. At December 31, 1998, the Company had approved loan commitments totaling $1.2 million, including $.7 million of undisbursed loans in process.

     At December 31, 1998, certificates of deposit amounted to $34.3 million, or 58.0%, of the Company's total deposits, including $26.5 million that are scheduled to mature by December 31, 1999. Historically, the Company has been able to retain a significant share of its deposits as they mature. Also, the opening of Albion Federal's Brockport branch has enhanced the Company's ability to attract deposits. Deposits at that location totaled $22.7 million
at December 31, 1998.   Management of the Company believes it has adequate
resources to meet all liquidity needs, fund all loan commitments by savings deposits, FHLB-NY advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Association's average liquidity ratios were 23%, 12% and 9% during the years ended December 31, 1998, 1997 and 1996, respectively. The Association's actual liquidity ratio at December 31, 1998 was 24%. The Association consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. The Company does not utilize any off-balance sheet derivative instruments.

     The Association is required to maintain specific amounts of capital pursuant to the OTS regulations. As of December 31, 1997, the Association was in compliance with all the regulatory capital requirements that were effective as of such date, with tangible, core and risk-based capital ratios of 7.6%, 7.6% and 15.7%, respectively. These ratios exceed the minimum capital ratios as required by federal regulations.

Market Risk

     One of the Company's principal financial objectives is to achieve long-term profitability while managing its exposure to fluctuation in interest rates. The principal element in achieving this objective has been to increase the interest rate sensitivity of the Company's assets by originating loans with interest rates subject to periodic repricing to market conditions and purchasing adjustable rate mortgage-backed securities. Management has also offered higher yields on deposits with extended maturities and has lengthened the average life of its FHLB advances to assist in matching the rate sensitivity of its liabilities.

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

     Management reviews the IRR measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. The following table presents the Company's NPV at December 31, 1998, as calculated by the OTS.

                        At December 31, 1998
-------------------------------------------------------------------------
   Change in           Net Portfolio Value
Interest Rates        (Dollars in thousands)     NPV as % of PV of Assets
-------------- --------------------------------  ------------------------
(Basis Points) $ Amount   $ Change     % Change   NPV Ratio    BP Change
-------------- --------   --------     --------   ---------    ---------
   +400 bp       3,878      -3,558       - 48       5.37%        - 421
   +300 bp       4,999      -2,437       - 33       6.78%        - 280
   +200 bp       6,060      -1,376       - 19       8.05%        - 153
   +100 bp       6,932      -  504       -  7       9.05%        -  53
      0          7,436                              9.58%
   -100 bp       7,606         170       +  2       9.71%        +  13
   -200 bp       7,701         265       +  4       9.75%        +  17
   -300 bp       7,978         542       +  7      10.00%        +  42
   -400 bp       8,177         741       + 10      11.15%        +  57

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

Year 2000

     The year 2000 problem (Y2K), which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Y2K issue affects the entire banking industry because of it's reliance on computers and other equipment that use computer chips and may have significant effects on banking customers, bank regulators and the general economy.

     In 1997, management of the Company established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include: identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance and verifying that these changes are effective. The Board of Directors reviews progress under the plan each quarter.

     Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the OTS, the primary federal regulator of the Company. The OTS has performed Y2K examinations of the Company's Y2K Plan and the Company's progress in implementing the plan. Federal regulations prevent the Company from disclosing the results of Y2K examinations by banking regulators. The examinations do not represent approval or certification of a Company's Y2K plans or efforts.

     The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. As of December 31, 1998, the Company had completed an assessment of its systems to identify the systems that could be affected by the Y2K issue, had implemented its customer awareness program, had begun development of the Y2K contingency plan and was in the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to manually process bank transactions and to use other data processing methods in the event that Y2K effort of the Company and its data service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions.

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

     At this time, the Company believes that the cost of resolving Y2K issues will not be material to the Company's business, operations, liquidity, capital resources or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be approximately $20,000, excluding costs of Company employees involved in Y2K compliance activities. As of December 31, 1998, the Company had expensed approximately $8,000 towards Y2K compliance. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

     Although the Company has completed an assessment of Y2K effects on its current commercial lending and other customers, the actual effects on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiaries and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it and its primary suppliers of data processing services will achieve Y2K compliance, are based on a number of assumptions and on statements made by third parties and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K. Because of this uncertainty and reliance upon assumptions and statements of third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services to its customers into the year 2000 and beyond.

Impact of New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The Company does not currently hold derivative financial instruments covered by this Statement and therefore, does not believe it will have a material impact on the Company upon odoption.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable profitability.

                     [Letterhead of PricewaterhouseCoopers LLP]


                          REPORT OF INDEPENDENT ACCOUNTANTS


February 11, 1999

To the Board of Directors and Shareholders of Albion Banc Corp.


In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Albion Banc Corp. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
------------------------------------------------------------------------------

                                                             December 31,
                                                          1998         1997

                            Assets

Cash and due from banks, including interest-bearing
  accounts of $60,455 and $18,600, respectively        $1,881,421  $1,539,966
Federal funds sold                                      4,670,000   2,850,000
Investment securities available for sale                3,943,816   4,034,900
Investment securities held to maturity (fair value of
  $3,869,466 and $6,883,000, respectively)              3,821,624   6,833,577
Loans held for sale                                       122,912     550,340
Loans receivable, net of allowance for loan losses of
  $267,000 and $276,300, respectively                  58,806,027  52,467,012
Federal Home Loan Bank stock, at cost                     528,800     500,000
Premises and equipment, net                             2,172,967   2,350,964
Other assets                                              522,686     592,490
                                                      ----------- -----------
Total assets                                          $76,470,253 $71,719,249
                                                      =========== ===========

           Liabilities and Shareholders' Equity

Deposits                                              $59,120,090 $54,910,181
Advances from Federal Home Loan Bank and other
  borrowings                                            9,118,734   9,200,526
Advances from borrowers for taxes and insurance           933,248     891,392
Other liabilities                                         874,705     562,318
                                                      ----------- -----------
Total liabilities                                      70,046,777  65,564,417
                                                      ----------- -----------
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $.01 par value - 500,000
  shares authorized, none outstanding
Common stock, $.0033 par value - 3,000,000 shares
  authorized, 792,163 and 789,258 issued                    2,649       2,631
Capital surplus                                         2,410,463   2,383,434
Retained earnings, substantially restricted             4,248,716   3,986,735
Unearned employee stock ownership plan (ESOP) shares      (35,290)    (44,638)
Accumulated other comprehensive income                     18,533      48,265
Treasury stock, 39,105 shares, at cost                   (221,595)   (221,595)
                                                      ----------- -----------
Total shareholders' equity                              6,423,476   6,154,832
                                                      ----------- -----------
Total liabilities and shareholders' equity            $76,470,253 $71,719,249
                                                      =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------

                                               Years Ended December  31,
                                              1998        1997       1996
Interest  income:
 Interest and fees on loans               $4,538,145  $4,177,760  $3,901,270
 Interest and dividends on investment
   securities and federal funds sold         809,146   1,006,631     544,863
                                          ----------  ----------  ----------
     Total interest income                 5,347,291   5,184,391   4,446,133
                                          ----------  ----------  ----------
Interest expense:
 Interest on deposits                      2,413,807   2,297,157   2,129,106
 Interest on borrowed funds                  592,979     583,066     248,402
                                          ----------  ----------  ----------
     Total interest expense                3,006,786   2,880,223   2,377,508
                                          ----------  ----------  ----------
Net interest income                        2,340,505   2,304,168   2,068,625
Provision for loan losses                     65,023      35,414     140,239
                                          ----------  ----------  ----------
Net interest income after
   provision for loan losses               2,275,482   2,268,754   1,928,386
                                          ----------  ----------  ----------
Noninterest income:
 Gain on sale of mortgage loans,
   investment securities available for
   sale and foreclosed real estate            16,798      59,203      38,031
 Other noninterest income                    351,237     330,386     222,100
                                          ----------  ----------  ----------
     Total noninterest income                368,035     389,589     260,131
                                          ----------  ----------  ----------
Noninterest expense:
 Salaries and employee benefits            1,001,392     985,588     898,745
 Occupancy expenses                          422,433     390,136     307,886
 Deposit insurance premiums                   33,952      46,632     391,541
 Professional fees                            98,844     102,784     101,428
 Data processing fees                        201,223     188,350     201,153
 Other operating expenses                    315,202     367,387     330,165
                                          ----------  ----------  ----------
     Total noninterest expense             2,073,046   2,080,877   2,230,918
                                          ----------  ----------  ----------
Income (loss) before income taxes            570,471     577,466     (42,401)
Provision (benefit) for income taxes         208,000     226,265     (38,049)
                                          ----------  ----------  ----------
      Net income (loss)                   $  362,471  $  351,201  $   (4,352)
                                          ==========  ==========  ==========
Basic earnings (loss) per common share    $      .49  $      .48  $     (.01)
                                          ==========  ==========  ==========
Diluted earnings (loss) per common share  $      .47  $      .46  $     (.01)
                                          ==========  ==========  ==========


ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                               Unearned other com-
                              Common   Capital     Retained      ESOP   prehensive  Treasury
                              stock    surplus     earnings     shares    income     stock    Total

Balance at December 31, 1995  $2,607  $2,305,975  $3,833,811  $(97,617)  $44,344  $     --  $6,089,120

Comprehensive income:
 Net loss                                             (4,352)                                   (4,352)
  Other comprehensive income,
   net of tax:
    Unrealized gains on
     investment securities                                                11,271                11,271
                                                                                            ----------
                                                                                                 6,919
Exercise of stock options        24       23,696                                                23,720
Cash dividends paid ($.10
  per share)                                         (80,000)                                  (80,000)
ESOP shares committed to be
  released                                18,514                26,909                          45,423
Purchase of treasury stock                                                        (221,595)   (221,595)
                            ------    ---------- ----------  --------   -------  ---------  ----------

Balance at December 31,
  1996                       2,631     2,348,185  3,749,459   (70,708)   55,615   (221,595)  5,863,587
Comprehensive income:
 Net income                                          351,201                                   351,201
 Other comprehensive income,
  net of tax:
   Unrealized losses on
    investment securities                                                 (7,350)               (7,350)
                                                                                            ----------

                                                                                               343,851
Cash dividends paid ($.16
  per share)                                        (113,925)                                 (113,925)
ESOP shares committed to be
  released                                35,249                26,070                          61,319
                            ------    ---------- ----------  --------   -------  ---------  ----------
Balance at December 31,
  1997                       2,631     2,383,434   3,986,735   (44,638)   48,265  (221,595)  6,154,832
Comprehensive  income:
 Net income                                          362,471                                   362,471
  Other comprehensive income,
   net of tax:
    Unrealized losses on
     investment securities                                               (29,732)              (29,732)

                                                                                            ----------

Exercise of stock options       18         9,663                                                 9,681
Cash dividends paid ($.14
  per share)                                       (100,490)                                  (100,490)
ESOP shares committed to
  be released                             17,366                9,348                           26,714
                            ------    ---------- ----------  --------   -------  ---------  ----------
Balance at December 31,
 1998                       $2,649    $2,410,463 $4,248,716  $(35,290)  $18,533  $(221,595) $6,423,476
                            ======    ========== ==========  ========   =======  =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------

                                                Years Ended December 31,
                                               1998        1997       1996
Cash flows from operating activities:
 Net income (loss)                          $362,471    $351,201    $(4,352)
 Depreciation, amortization and accretion    321,435     183,938    142,208
 Provision for loan losses                    65,023      35,414    140,239
 Provision for losses on foreclosed real
   estate                                                             41,000
 Provision (benefit) for deferred
  income taxes                                49,600     133,700     (12,800)
 Gain on sale of mortgage loans,
  investment securities and foreclosed
  real estate                                (16,798)    (59,203)    (38,031)
 ESOP expense                                 26,714      61,319      45,423
 Originations of loans held for sale        (945,721)   (392,566) (1,116,740)
 Proceeds from sale of loans held
   for sale                                1,390,516     506,641     464,990
 Changes in operating assets and
   liabilities    -
     Decrease (increase) in other assets     (17,239)     32,142    (168,005)
     Increase in other liabilities           281,962     305,894      54,749
                                          ----------  ----------  ----------
        Net cash provided by (used in)
         operating activities              1,517,963   1,158,480    (451,319)
                                          ----------  ----------  ----------
Cash flows from investing activities:
 Proceeds from sale of foreclosed
   real estate                                87,043     254,586     159,537
 Proceeds from maturities and calls of
   investment securities available
   for sale                                1,512,183     881,521   1,203,432
 Proceeds from maturities and calls
   of investment securities held to
   maturity                                2,950,231   5,116,163   2,206,792
 Purchases of investment securities
   available for sale                     (1,493,899) (1,001,757) (1,011,009)
 Purchases of investment securities
   held to maturity                                   (4,621,649) (6,193,497)
 Net increase in loans receivable         (6,404,038) (5,321,291) (3,632,264)
 (Purchase) redemption of Federal
   Home Loan Bank stock                      (28,800)    (50,000)     25,000
 Expenditures for capital assets             (58,391)   (448,876)    (64,278)
                                          ----------  ----------  ----------
 Net cash used in investing activities    (3,435,671) (5,191,303) (7,306,287)
                                          ----------  ----------  ----------
Cash flows from financing activities:
 Net increase in savings, NOW, money
   market and noninterest-bearing
   deposits                                2,738,619   1,453,774   4,067,121
 Net increase (decrease) in time deposits  1,471,289   4,964,388  (2,134,531)
 Proceeds from Federal Home Loan Bank and
   other borrowings                        5,000,000   5,000,000   9,500,000
 Payments on advances from Federal
   Home Loan Bank and other borrowings    (5,081,792) (5,075,149) (3,523,107)
 Proceeds from exercise of stock options       9,681                  23,720
 Dividends paid                             (100,490)   (113,925)    (80,000)
 Net increase (decrease) in advances
   from borrowers for taxes and insurance     41,856      67,772    (145,091)
 Purchase of treasury stock                                         (221,595)
                                          ----------  ----------  ----------
 Net cash provided by financing activities 4,079,163   6,296,860   7,486,517
                                          ----------  ----------  ----------
 Net increase (decrease) in cash and cash
   equivalents                             2,161,455   2,264,037    (271,089)
 Cash and cash equivalents at beginning
   of year                                 4,389,966   2,125,929   2,397,018
                                          ----------  ----------  ----------
 Cash and cash equivalents at end of
   year                                   $6,551,421  $4,389,966  $2,125,929
                                          ==========  ==========  ==========
Cash paid during the year for:
 Interest                                 $3,031,309  $2,902,589  $2,307,861
 Income taxes                                 $5,000    $150,273     $46,000

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

    INVESTMENT SECURITIES
    Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities having readily determinable fair values are classified as available for sale and are stated at estimated fair value. The fair values of investment securities are estimated utilizing independent pricing services and are based on available market data. Unrealized gains or losses related to securities available for sale are reflected in a separate component of other comprehensive income, net of applicable income taxes.

    Interest income includes interest earned on securities and the respective amortization of premium or accretion of discount. Amortization or accretion is computed using the straight-line method which approximates the interest method. Sales of securities and related gains are determined using the specific identification method.

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

    The allowance for loan losses is maintained at a level which, in the opinion of management, is considered adequate to absorb potential losses inherent in the existing loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions, the estimated value of collateral and other relevant factors. The allowance for loan losses is established through charges to earnings in the form of a provision for loan loss. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

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

    EARNINGS (LOSS) PER SHARE
    Basic earnings (loss) per share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Employee Stock Ownership Plan ("ESOP") shares not committed to be released are not considered outstanding for purposes of the calculation. Diluted earnings (loss) per share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, adjusted for the number of additional common shares that would have been outstanding if the dilutive potential common shares outstanding during the period had been issued.

    STOCK SPLIT
    On December 17, 1997, the Company's Board of Directors voted a three-for-one stock split of its common stock, effected in the form of a stock dividend to holders of record on January 16, 1998. The stock split was completed on February 5, 1998. Common stock issued, treasury stock held and per share data have been restated to reflect the split.

2.  INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                           December 31,  1998
                              --------------------------------------------
                                            Gross      Gross
                              Amortized  unrealized  unrealized  Estimated
                                 cost       gains      losses    fair value

Mortgage-backed securities   $3,912,927    $47,184   $(16,295)  $3,943,816
                             ==========    =======   ========   ==========

                                           December 31,  1997
                              --------------------------------------------
                                            Gross      Gross
                              Amortized  unrealized  unrealized  Estimated
                                 cost       gains      losses    fair value

Mortgage-backed securities   $3,954,539    $84,422    $(4,061)  $4,034,900
                             ==========    =======   ========   ==========

    The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                            December 31,  1998
                              --------------------------------------------
                                            Gross      Gross
                              Amortized  unrealized  unrealized  Estimated
                                 cost       gains      losses    fair value

Mortgage-backed securities   $3,821,624    $47,842   $          $3,869,466
                             ==========    =======   ========   ==========

                                           December 31, 1997
                              ---------------------------------------------
                                            Gross      Gross
                              Amortized  unrealized  unrealized  Estimated
                                 cost       gains      losses    fair value
Mortgage-backed securities   $5,832,311    $50,389              $5,882,700
U.S. government agency
  securities                  1,001,266                 $(966)   1,000,300
                             ----------    -------   --------   ----------
    Total                    $6,833,577    $50,389      $(966)  $6,883,000
                             ==========    =======   ========   ==========

3.  LOANS RECEIVABLE

    Loans receivable consist of the following:

                                                         December 31,
                                                     1998         1997
Real estate loans:
 Secured by one to four family residences       $48,396,513   $42,473,738
 Secured by other properties                      1,792,947     2,203,839
 Construction loans                               1,588,951       413,200
                                                -----------   -----------
                                                 51,778,411    45,090,777
                                                -----------   -----------
Other  loans:
 Automobile loans                                    93,438       100,607
 Home improvement loans                           7,413,971     7,152,228
 Other                                              434,444       688,245
                                                -----------   -----------
                                                  7,941,853     7,941,080
                                                -----------   -----------
Undisbursed portion of loans                       (721,492)     (327,480)
Net deferred loan origination costs                  74,255        38,935
Allowance for loan losses                          (267,000)     (276,300)
                                                -----------   -----------
                                                   (914,237)     (564,845)
                                                -----------   -----------
                                                $58,806,027   $52,467,012
                                                ===========   ===========

    The balance of nonaccrual loans at December 31, 1998 and 1997 was $262,243 and $276,300, respectively. The recorded investment in impaired loans for which there was a related valuation allowance for possible impairment included in the allowance for credit losses, and the amount of such impairment allowance were $164,177 and $45,894, respectively, at December 31, 1998 and $162,855 and $32,829, respectively, at December 31, 1997. The average balance of impaired loans in 1998, 1997 and 1996 was $232,900, $211,700 and $52,100, respectively. There was no interest income recognized on the impaired loans in 1998, 1997 or 1996 as they were on a non-accrual basis.

    At December 31, 1998, there was approximately $11,000,000 of one to four family residential real estate loans pledged as collateral for advances from the Federal Home Loan Bank of New York.

    The Company does not have reportable operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." A summary of revenues by loan products consists of the following:

                                  Year ended December 31,
                              1998          1997          1996

Real estate loans        $3,794,547     $3,531,567     $3,415,988
Other loans                 743,598        646,193        485,282
                         ----------     ----------     ----------
                         $4,538,145     $4,177,760     $3,901,270
                         ==========     ==========     ==========

    As discussed in Note 14, the Company's customers are located primarily in Western Monroe County and Orleans County in New York State. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

4.  ALLOWANCE FOR LOAN LOSSES

    An analysis of changes in the allowance for loan losses is as follows:

                                                  December  31,
                                        1998          1997      1996

Balance at beginning of period        $276,300     $305,900   $244,100
Provision expense                       65,023       35,414    140,239
Net charge-offs                        (74,323)     (65,014)   (78,439)
                                      --------     --------   --------
Balance at end of period              $267,000     $276,300   $305,900
                                      ========     ========   ========

5.  LOAN SERVICING

    Loans serviced for others, amounting to approximately $9,836,000 and $10,463,700 at December 31, 1998 and 1997, respectively, are not included in the statement of financial condition. Custodial escrow balances maintained in connection with loans serviced for others were approximately $181,100 and $189,600 at December 31, 1998 and 1997, respectively.

6.  PREMISES AND EQUIPMENT

    Premises and equipment, net of accumulated depreciation and amortization, consist of the following:

                                                December 31,
                                              1998        1997

Land                                      $  350,642   $  350,642
Premises                                   1,740,135    1,740,135
Furniture, fixtures and equipment          1,412,878    1,354,487
                                          ----------   ----------
                                           3,503,655    3,445,264

    Accumulated depreciation              (1,330,688)  (1,094,300)
                                          ----------   ----------
                                          $2,172,967   $2,350,964
                                          ==========   ==========

    Depreciation expense on premises and equipment was: $236,388, $193,400, and $158,900 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.  DEPOSITS

    Deposits were comprised of the following:

                                                    December 31,
                                     ----------------------------------------
                                             1998                  1997
                                     ----------------------------------------
                                                    Per                  Per
                                         Amount     cent       Amount    cent

Noninterest bearing deposits         $ 3,254,052    5.5 %  $ 2,395,245   4.4%
Savings deposits                      14,838,088   25.1     13,974,443  25.5
Negotiable order of withdrawal
 deposits                              4,679,530    7.9      3,498,122   6.4
Money market deposits                  2,054,672    3.5      2,219,913   4.0
                                     -----------  -----    ----------- -----
                                      24,826,342   42.0     22,087,723  40.3
                                     -----------  -----    ----------- -----
Certificates of deposit:
 4.00% and less                                                 10,915
 4.01% - 6.00%                        31,511,709   53.3     29,446,514  53.6
 6.01% - 8.00%                         2,780,039    4.7      3,353,533   6.1
 8.01% and greater                         2,000                11,496
                                     -----------  -----    ----------- -----
                                      34,293,748   58.0     32,822,458  59.7
                                     -----------  -----    ----------- -----
                                     $59,120,090  100.0%   $54,910,181 100.0%
                                     ===========  =====    =========== =====

    The weighted average interest rates paid on total deposits were 4.5%, 4.6% and 4.4% at December 31, 1998, 1997, and 1996, respectively.

    At December 31, 1998, certificates of deposit have scheduled maturity dates as follows:


                         1999         2000         2001        2002      2003    Thereafter    Total

4.00% or less       $         -   $        -   $        -   $      -   $      -   $     -   $         -
4.01% - 6.00%        24,505,917    4,322,633    1,306,336    599,327    772,566     4,930    31,511,709
6.01% - 8.00%         1,970,097      429,950        8,275    194,327    144,403    32,987     2,780,039
8.01% and greater         2,000                                                                   2,000
                    -----------   ----------   ----------   --------   --------   -------   -----------
 Total              $26,478,014   $4,752,583   $1,314,611   $793,654   $916,969   $37,917   $34,293,748
                    ===========   ==========   ==========   ========   ========   =======   ===========


    At December 31, 1998, certificates of deposit in amounts of $100,000 or more have the following scheduled time remaining until maturity:

          Three months or less                   $  403,813
          Over three through six months             805,062
          Over six through twelve months            863,172
          Over twelve months                        675,032
                                                 ----------
                                                 $2,747,079
                                                 ==========

    Interest expense on deposits is as follows:

                                             Years Ended December 31,
                                           1998        1997         1996

        Savings deposits               $  449,792   $  421,071   $  382,701
        Negotiable order of
          withdrawal deposits              69,684       56,650       47,091
        Money market deposits              67,905       80,148       72,388
        Certificates of deposit         1,826,426    1,739,288    1,626,926
                                       ----------   ----------   ----------
                                       $2,413,807   $2,297,157   $2,129,106
                                       ==========   ==========   ==========

8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

    At December 31, 1998 and 1997, the Company had advances, secured by residential real estate loans, from the Federal Home Loan Bank of New York of $9,000,000. The borrowings outstanding at December 31, 1998 had fixed and variable rates of interest ranging from 5.15% to 6.60%, with a weighted average interest rate of 5.96%, and mature at various dates through 2003. The borrowings outstanding at December 31, 1997 had fixed and variable rates of interest ranging from 5.88% to 6.60%, with a weighted average interest rate of 6.19%. Required remaining principal repayments at December 31, 1998 are as follows: $1,000,000 in 1999 and 2000, $2,000,000 in 2001 and 2002 and $3,000,000 in 2003.

    At December 31, 1998 and 1997, the Company had $118,734 and $200,526, respectively, outstanding on a loan used for construction of a branch office. The loan has a fixed rate of interest of 8.50% and requires monthly payments of principal and interest through 2001. At December 31, 1998, remaining principal payments of $88,400, $42,200 and $40,900 are required in 1999, 2000 and 2001, respectively.

9.  EARNINGS (LOSS) PER SHARE

    The full year calculations of earnings (loss) per share for 1998, 1997 and 1996 reflect an average of the quarterly calculations during those years. During 1996, only one of four quarters experienced a loss even though there was a net loss for the year. Therefore, the dilutive effect of the incremental shares included in the quarterly EPS calculations for the quarters with income are excluded from the year-to-date calculation.

                                            Year Ended December 31, 1998
                                           -------------------------------
                                                                 Per-share
                                             Income    Shares     amount

          Basic EPS                        $362,471   739,867     $  .49
                                           ========   =======     ======
          Effect of Dilutive Securities:
            Options                                    28,749
                                           --------   -------
          Diluted EPS                      $362,471   768,616     $  .47
                                           ========   =======     ======

                                             Year Ended December 31, 1997
                                           -------------------------------
                                                                 Per-share
                                             Income    Shares     amount

          Basic EPS                        $351,201   733,047     $  .48
                                           ========   =======     ======
          Effect of Dilutive Securities:
            Options                                    23,498
                                           --------   -------
          Diluted EPS                      $351,201   756,545     $  .46
                                           ========   =======     ======

                                            Year Ended December 31, 1996
                                           -------------------------------
                                                                 Per-share
                                             Income    Shares     amount

          Basic and Diluted EPS            $(4,352)   738,284     $ (.01)
                                           ========   =======     ======

10. COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Adoption of SFAS No. 130 had no impact on the Company's results of operations nor its financial position. Financial Statements presented for periods prior to 1998 were required to be reclassified to reflect application of the provisions of SFAS No. 130.

    The following tables display the components of other comprehensive income:

                                           Year ended December 31,
                                          1998         1997       1996
     Unrealized (losses) gains
       on investment securities:
        Before tax amount              $(49,472)    $(14,834)   $18,765
        Income taxes                     19,740        7,484     (7,494)
                                       --------     --------    -------
     Net                               $(29,732)    $ (7,350)   $11,271
                                       ========     ========    =======

11. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan covering substantially all employees which provides for a salary deferral arrangement, pursuant to
    Section 401(k) of the Internal Revenue Code, as contributions to a savings plan. The plan provides for an annual contribution by the Company of 5% of an employee's base salary. In addition, the Company contributes to the plan one-half of every dollar contributed by an employee up to an additional 4% of an employee's base salary. The amounts charged to expense related to this plan were approximately $43,600, $46,000, and $33,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $26,700, $52,000, and $45,400 during 1998, 1997 and 1996, respectively.

    A summary of ESOP shares is as follows:
                                                             December 31,
                                                           1998      1997

       Shares released for allocation and allocated       $43,900  $ 41,118
       Unreleased shares                                   10,534    13,629
                                                          -------  --------
       Total ESOP shares                                  $54,434  $ 54,747
                                                          =======  ========
       Fair value of unreleased shares                    $97,440  $181,720
                                                          =======  ========

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

    With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options are immediately exercisable and expire no later than ten years from the date of grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Stock Option Plan. Accordingly, no compensation expense was recognized in 1996 for stock option awards since the exercise price of stock options granted was not less than the fair market value of the common stock at date of grant. Had the Company recognized compensation expense in accordance with SFAS No.123, "Accounting for Stock Based Compensation," net loss and loss per basic and diluted common share would have been $26,729 and $0.04, respectively,for the year ended December 31, 1996. To calculate those pro forma amounts, the Company utilized the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.38%; an expected option life of six years; expected volatility of 31.33%; and an expected dividend yield of 1.77%. No options were granted in 1998 and 1997.

    A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is as follows:


                              1998               1997              1996
                      ------------------   ----------------  ----------------
                                Weighted           Weighted          Weighted
                                Average            Average           Average
                                Exercise           Exercise          Exercise
                      Shares     price     Shares   price    Shares   price

Outstanding at
 beginning of year    50,022     $4.00     50,022   $4.00    46,533   $3.33
   Granted                                                   10,605   $5.79
   Exercised          (2,905)    $3.33                       (7,116)  $3.33
   Forfeited               -                    -                 -
                      ------               ------            ------
Outstanding and
 exercisable at
 end of year          47,117     $3.89     50,022   $4.00    50,022   $4.00
                      ======               ======            ======
Fair value of
 options granted
 during the year                                             $ 2.11
                                                             ======

    At December 31, 1998, there are 36,512 options outstanding with an exercise price of $3.33 and a remaining contractual life of five years, and 10,605 options outstanding with an exercise price of $5.79 and a remaining contractual life of eight years. Additionally, at December 31, 1998 there are 21,072 shares available for future grant.

12. INCOME TAXES

    The Company, the Association, and New Frontier file a consolidated federal return. The Company and the Association file a combined state return, while New Frontier files a separate state return. All returns are filed on a calendar year basis.

    For tax years beginning after January 1, 1996, the Company is only permitted to take deductions for bad debts for federal tax purposes on the basis of actual loan charge-off activity (specific charge-offs). This legislation also requires that the Company recapture into taxable income that portion of existing tax bad debt reserves created in years beginning after December 31, 1987.

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

    At December 31, 1998, the Company's total pre-1988 tax bad debt reserve was approximately $828,000. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

    Provided the Company continues to satisfy certain definitional tests and other conditions for New York State income tax purposes, the Company is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Company's loss history ("Experience Method") or a statutory percentage equal to 32% of the Company's New York State taxable income. The Company used specific charge-off method in 1996 and the percentage method in 1997 and 1998.

    The components of the provision (benefit) for income taxes are as follows:

                                                 December  31,
                                          1998       1997       1996
            Current:
              Federal                  $154,900    $ 88,740   $(25,499)
              State                       3,500       3,825        250
                                       --------    --------   --------
                                        158,400      92,565    (25,249)
            Deferred                     49,600     133,700    (12,800)
                                       --------    --------   --------
                                       $208,000    $226,265   $(38,049)
                                       ========    ========   ========

    A summary of deferred income taxes is as follows:

                                                   December  31,
                                               1998         1997
           Deferred income tax assets:
             Allowance for loan losses        $  90,800  $  97,400
             Other                               24,000     23,300
                                              ---------  ---------
                                              $ 114,800  $ 120,700
                                              =========  =========
           Deferred income tax liabilities:
             Depreciation                     $(162,000) $(135,300)
             Unrealized gain on investment
               securities                       (12,300)   (32,100)
             Deferred loan origination fees
               and costs                        (29,700)   (15,600)
             Other                              (24,800)   (19,000)
                                              ---------  ---------
                                               (228,800)  (202,000)
                                              ---------  ---------
           Net deferred income tax liability  $(114,000) $ (81,300)
                                              =========  =========

    The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:


                                                          Years Ended December 31,
                                            ---------------------------------------------------------
                                                  1998                1997                  1996
                                            ---------------     ---------------      ----------------
                                                      % of                % of                  % of
                                                     pretax              pretax                pretax
                                            Amount   income     Amount   income      Amount    income

Expected tax at federal statutory rate    $193,960    34.0 %   $196,338   34.0 %   $(14,416)  (34.0)%
Increases(decreases) resulting from:
  State franchise taxes, less
   applicable federal income tax benefit    13,860     2.4       23,034    4.0      (18,975)  (44.7)
 Tax exempt interest on investments in
  state and political subdivision
  securities                                                     (1,349)   (.2)      (4,866)  (11.5)
 Other, net                                    180      .1        8,242    1.4          208      .5
                                          --------    ------   --------   ------   ---------  -------
Provision (benefit) for income taxes      $208,000    36.5 %   $226,265   39.2 %   $(38,049)  (89.7)%
                                          ========    ======   ========   ======   =========  =======
/TABLE

13. RELATED PARTY TRANSACTIONS

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

                                                        Years Ended
                                                        December 31,
                                                        1998   1997

        Balance of loans outstanding at
          beginning of year                          $477,239  $371,650
        New originations and increases
          in existing loans                           240,446   209,575
        Principal repayments                         (170,753) (103,986)
                                                     --------  --------
        Balance of loans outstanding at
          end of year                                $546,932  $477,239
                                                     ========  ========

    At December 31, 1998 and 1997, there were approximately $239,000 and $985,900, respectively, in deposits from such related parties.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the statement of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk and management does not anticipate any significant losses on its commitments to extend credit outstanding at December 31, 1998. The Company does not utilize off-balance sheet derivative instruments.

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

    Commitments to extend credit, which generally have a sixty-day expiration date or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1998, the Company's total commitments to extend credit, all of which were fixed rate, were $1,186,100. All outstanding loan commitments are scheduled to be disbursed within sixty days. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

15. COMMITMENTS AND CONTINGENCIES

    The Company is involved in litigation and investigations of a routine nature which are being defended and handled in the ordinary course of business. These matters are not considered significant to the Company's financial condition or results of operations.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS
    For these short-term instruments, the carrying amount represents an estimate of fair value.

    LOAN RECEIVABLES
    The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of financial commitments was not significant.

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

    The estimated fair values of the Company's financial instruments are as follows:
                                                 December 31,
                               ---------------------------------------------
                                         1998                    1997
                               ----------------------   --------------------
                                 Carrying      Fair     Carrying      Fair
                                  amount      value      amount      value

Financial assets:

 Cash and cash equivalents     $6,551,421  $6,551,421  $4,389,966  $4,389,966
 Investment securities          7,765,440   7,813,282  10,868,477  10,917,900
 Loans held for sale and
  loans receivable, net of
  allowance for possible
  loan losses                  58,928,939  59,502,000  53,017,352  53,798,000
 Federal Home Loan Bank stock     528,800     528,800     500,000     500,000

Financial liabilities:

 Deposits                      59,120,090  59,336,000  54,910,181  54,987,000
 Advances from the Federal
  Home Loan Bank and other
  borrowings                    9,118,734   9,116,000   9,200,526   9,142,000


17. REGULATORY MATTERS

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

    Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I and tangible capital (as defined) to adjusted total assets (as defined). Management believes, as of December 31, 1998, that the Association meets all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category.

    The Association's actual capital amounts (in thousands) and ratios are also presented in the table.


                                                                            To be well
                                                                        capitalized under
                                                        For capital     prompt corrective
                                  Actual             adequacy purposes  action provisions
                                  amount    Ratio    > Amount > Ratio   > Amount   > Ratio
                                                     -        -         -          -

As of December 31, 1998:
  Total capital (to risk-
    weighted assets)             $6,010     15.7%    $3,059     8.0%    $3,823     10.0 %
  Tier I capital (to risk-
    weighted assets)              5,757     15.1      1,529     4.0      2,300      6.0
  Tier I capital (to adjusted
    total assets)                 5,757      7.6      3,018     4.0      3,772      5.0
  Tangible capital (to
    adjusted total assets)        5,757      7.6      1,132     1.5       N/A       N/A

As of December 31, 1997:
  Total capital (to risk-
    weighted assets)             $5,591     15.7%    $2,857     8.0%    $3,571     10.0%
  Tier I capital (to risk-
    weighted assets)              5,352     15.0      1,428     4.0      2,143      6.0
  Tier I capital (to
    adjusted total assets)        5,352      7.5      2,139     3.0      3,566      5.0
  Tangible capital (to
    adjusted total assets)        5,352      7.5      1,070     1.5       N/A       N/A


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

    At the time of conversion from a mutual savings and loan association to a federally chartered stock savings and loan association during 1993, the Association established a liquidation account in an amount of $3,077,944 for the benefit of eligible account holders who continue to maintain their accounts at the Association subsequent to the conversion. The liquidation account is reduced annually to the extent the eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. Subsequent to the conversion, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below the balance of the liquidation account or if such declaration and payments would otherwise violate regulatory requirements.

    The Holding Company is subject to the restrictions of Delaware law, which generally limits dividends to the amount of a corporation's surplus or, in the case where no such surplus exists, the amount of a corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Association is subject to OTS regulations which limit its ability to upstream dividends to the Holding Company. As a Tier I savings association, the Association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one half of its surplus capital ratio at the beginning of the calendar year.

    On July 19, 1995, the Association entered into a Supervisory Agreement with the OTS, which required the Company to develop policies and procedures primarily relating to its internal operations. On August 25, 1997, the OTS terminated the Agreement having determined that the Company had complied with its terms and conditions.

18. PARENT COMPANY FINANCIAL INFORMATION

    The following condensed statement of financial condition and condensed statements of operations and of cash flows for the Holding Company should be read in conjunction with the consolidated financial statements and notes thereto.

                       Condensed Statement of Condition


                                                   December 31,
                                                 1998        1997
                              Assets

          Cash                               $   26,685  $  100,208
          Federal funds sold                    570,000     600,000
          Investment in subsidiary            5,620,995   5,242,219
          Loan to ESOP                           41,712      52,140
          Other assets                           13,448       3,115
                                             ----------  ----------
                 Total assets                $6,272,840  $5,997,682
                                             ==========  ==========

               Liabilities and Shareholders' Equity

          Accrued liabilities                $    4,330  $      833
          Shareholders' equity:
            Common stock                          2,649       2,631
            Capital surplus                   2,238,740   2,229,078
            Retained earnings                 4,248,716   3,986,735
            Treasury stock                     (221,595)   (221,595)
                                             ----------  ----------
              Total liabilities and
                shareholders' equity         $6,272,840  $5,997,682
                                             ==========  ==========

                       Condensed Statement of Condition

                                              Years Ended December 31,
                                           1998          1997         1996

        Equity in undistributed
         earnings (loss) of subsidiary   $373,263     $343,342     $(24,363)
        Interest and fees on loans          4,432        6,648        8,286
        Interest and dividends on
         federal funds sold                31,409       31,231       38,501
        Other operating expenses          (46,633)     (30,020)     (26,776)
                                         --------     --------      -------
                Net income (loss)        $362,471     $351,201      $(4,352)
                                         ========     ========      =======

                       Condensed Statement of Cash Flows

                                              Years Ended December 31,
                                           1998          1997         1996

      Cash flows from operating
      activities:
        Net income (loss)                $362,471     $351,201      $(4,352)
        Adjustments to reconcile net
         income (loss) to net cash
         provided by operating
         activities -
           Accretion of bond discount                  (31,058)     (38,483)
           Equity in (income) loss of
             subsidiary                  (373,263)    (343,342)      24,363
           Other                          (12,350)         684       (2,649)
                                         --------     --------     --------
             Net cash used in
               operating activities       (23,142)     (22,515)     (21,121)
                                         --------     --------     --------
      Cash flows from investing
      activities:
       Proceeds from repayment of
         ESOP loan                         10,428       26,070       34,673
       Proceeds from maturities of
         investment securities held
         to maturity                                 1,215,000    1,500,000
       Purchases of investment
         securities held to maturity                  (599,275)  (1,274,969)
       Net decrease in loans receivable                             120,182
                                         --------     --------     --------
             Net cash provided by
              investing activities         10,428      641,795      379,886
                                         --------     --------     --------
      Cash flows from financing
      activities:
        Proceeds from exercise of
          stock options                     9,681                    23,720
        Dividends paid                   (100,490)    (113,925)     (80,000)
        Purchase of treasury stock                                 (221,595)
                                         --------     --------     --------
             Net cash used in
              financing activities        (90,809)    (113,925)    (277,875)
                                         --------     --------     --------
      Net (decrease) increase in cash
       and cash equivalents              (103,523)     505,355       80,890

      Cash and cash equivalents at
       beginning of year                  700,208      194,853      113,963
                                         --------     --------     --------
      Cash and cash equivalents at
       end of year                       $596,685     $700,208     $194,853
                                         ========     ========     ========

                        COMMON STOCK INFORMATION

     The common stock of Albion Banc Corp. is traded on the Nasdaq Small Cap Market under the symbol "ALBC". The Company's common stock closed at $10.00 on March 1, 1999, on which date, there were approximately 565 stockholders of record. Under Federal regulations, the dollar amount of dividends a federal savings association may pay is dependent upon the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the Association's Plan of Conversion. Albion Federal is subject to these requirements and regulations. There are also certain dividend limitations applicable to the Corporation under Delaware law.

     The following table sets forth market price and dividend information for the Corporation's Common Stock for the years 1998 and 1997.

          Fiscal 1998            High     Low      Close    Dividends Paid
          -----------            ----     ---      -----    --------------

          First Quarter         $14.58   $ 9.75   $10.25         $.05

          Second Quarter        $11.00   $ 8.00   $ 8.47          .03

          Third Quarter         $ 9.75   $ 7.75   $ 8.00          .03

          Fourth Quarter        $11.00   $ 7.63   $ 9.13          .03


          Fiscal 1997            High     Low      Close    Dividends Paid
          -----------            ----     ---      -----    --------------

          First Quarter         $ 6.33   $ 5.50   $ 6.17         $.11

          Second Quarter        $ 7.67   $ 6.00   $ 7.67           --

          Third Quarter         $ 8.58   $ 7.33   $ 8.58          .05

          Fourth Quarter        $13.58   $ 8.83   $13.33           --

                         DIRECTORS AND OFFICERS


ALBION BANC CORP.                          ALBION FEDERAL SAVINGS
                                           AND LOAN ASSOCIATION

DIRECTORS:                                 DIRECTORS:

James H. Keeler                            James H. Keeler
 Chairman of the Board of the Corporation   Chairman of the Board of the
 and President, Chief Executive Officer     Association and President, Chief
 and majority shareholder of Keeler         Executive Officer and majority
 Construction Co., Inc.                     shareholder of Keeler Construction
                                            Co., Inc.

Richard A. Pilon                           Richard A. Pilon
 Vice Chairman of the Board of the          Vice Chairman of the Board of the
 Corporation President, Treasurer and       Association, President, Treasurer
 a majority stockholder of Dale's           and a majority stockholder of
 Plaza, Inc. and Secretary and Treasurer    Dale's Plaza,Inc. and Secretary
 of Dale & Son Supermarket, Inc. (DBA       and Treasurer of Dale & Son Super-
 Jubilee Foods).                            market, Inc. (DBA Jubilee Foods).

Dolores L. Giarrizzo                       Dolores L. Giarrizzo
 Retired, prior to that, associated with    Retired, prior to that, associated
 Agway, Inc.                                with Agway, Inc.

Robert R. Brown II                         Robert R. Brown II
 Self-employed and Vice President of        Self-employed and Vice President
 Orchard Dale Fruit Farms, Inc.             of Orchard Dale Fruit Farms, Inc.

Harold M. Kludt                            Harold M. Kludt
 Partner and part owner Kludt Bros., Inc.   Partner and part owner Kludt
                                            Bros., Inc.

Chriss M. Andrews                          Chriss M. Andrews
 Owner and President of Barclay & Fowler    Owner and President of Barclay
 Oil Corp.                                  & Fowler Oil Corp.

Greg Speer                                 Greg Speer
 Owner and Chief Executive Officer of       Owner and Chief Executive
 Speer Equipment.                           Officer of Speer Equipment.

OFFICERS:                                  OFFICERS:

Jeffrey S. Rheinwald                       Jeffrey S. Rheinwald
President and Chief Executive Officer      President and Chief Executive
                                            Officer

John S. Kettle                             John S. Kettle
Senior Vice President and Treasurer        Senior Vice President and
                                            Treasurer

Mark F. Reed                               Mark F. Reed
Vice President and Chief Financial Officer Vice President and Chief
                                            Financial Officer
                                   40

                             CORPORATE INFORMATION

CORPORATE HEADQUARTERS                   TRANSFER AGENT

48 North Main Street                     American Stock Transfer & Trust Co.
Albion, New York 14411                   6201 15th Avenue
                                         Brooklyn, New York 11219

INDEPENDENT ACCOUNTANTS                  COMMON STOCK

PricewaterhouseCoopers LLP               Traded Over the Counter
Buffalo, New York                        Small Cap Market
                                         Nasdaq Symbol: ALBC

GENERAL COUNSEL

Saperston and Day
Rochester, New York


SPECIAL COUNSEL

Breyer and Associates PC
Washington, D.C.


                              -----------------------


ANNUAL MEETING

     The Annual Meeting of Shareholders will be held Wednesday, April 21, 1999 at 10:00 a.m., Eastern Time, at Tillman's Village Inn, Corner of Routes 98 and 104, Albion, New York.

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

----------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b) New Frontier of Albion is the wholly owned subsidiary of Albion Federal Savings and Loan Association.

                            Exhibit 23

              Consent of PricewaterhouseCoopers LLP

                                                                 Exhibit 23
                                                                 ----------

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 77152) of Albion Banc Corp. of our report dated February 11, 1999 appearing on page 17 of the 1998 Annual Report to Shareholders of Albion Banc Corp., which is incorporated in this Annual Report on Form 10-KSB.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Buffalo, New York
March 29, 1999

                            Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Albion Banc Corp., Inc. for the year ended December 31, 1998 and is qualified in its entirety by reference to such financial statements.

                   Financial Data
                as of or for the year
Item Number    ended December 31, 1998    Item Description
-----------    -----------------------    ----------------

9-03(1)            1,881,421              Cash and due from the Banks
9-03(2)                    0              Interest-bearing deposits
9-03(3)            4,670,000              Federal funds sold - purchased
                                           securities for resale
9-03(4)                    0              Trading account assets
9-03(6)            3,943,816              Investment and mortgage backed
                                            securities held for sale
9-03(6)            3,821,624              Investment and mortgage backed
                                            securities held to maturity -
                                            carrying value
9-03(6)            3,869,466              Investment and mortgage backed
                                            securities held to maturity -
                                            market value
9-03(7)           58,928,939              Loans
9-03(7)(2)          (267,000)             Allowance for losses
9-03(11)          76,470,253              Total assets
9-03(12)          59,120,090              Deposits
9-03(13)           1,000,000              Short-term borrowings
9-03(15)           1,807,953              Other liabilities
9-03(16)           8,118,734              Long-term debt
9-03(19)                   0              Preferred stock - mandatory
                                            redemption
9-03(20)                   0              Preferred stock - no mandatory
                                            redemption
9-03(21)               2,649              Common stocks
9-03(22)           6,420,827              Other stockholders' equity
9-03(23)          76,470,253              Total liabilities and stockholders'
                                             equity
9-04(1)            4,538,145              Interest and fees on loans
9-04(2)              809,146              Interest and dividends on
                                             investments
9-04(4)                    0              Other interest income
9-04(5)            5,347,291              Total interest income
9-04(6)            2,413,807              Interest on deposits
9-04(9)            3,006,786              Total interest expense
9-04(10)           2,340,505              Net interest income
9-04(11)              65,023              Provision for loan losses
9-04(13)(h)                0              Investment securities gains/(losses)
9-04(14)           2,073,046              Other expenses
9-04(15)             570,471              Income/loss before income tax
9-04(17)             570,471              Income/loss before extraordinary
                                             items
9-04(18)                   0              Extraordinary items, less tax
9-04(19)                   0              Cumulative change in accounting
                                             principles
9-04(20)             362,471              Net income or loss
9-04(21)                 .49              Earnings per share - basic
9-04(21)                 .47              Earnings per share - diluted
I.B.5                   3.37              Net yield - interest earning assets
                                             - actual
III.C.1.(a)          262,000              Loans on non-accrual
III.C.1.(b)                0              Accruing loans past due 90 days or
                                             more
III.C.2.(c)                0              Troubled debt restructuring

III.C.2                    0              Potential problem loans
IV.A.1               276,300              Allowance for loan loss - beginning
                                             of period
IV.A.2                74,323              Total chargeoffs
IV.A.3                     0              Total recoveries
IV.A.4               267,000              Allowance for loan loss - end of
                                             period
IV.B.1               267,000              Loan loss allowance to allocated to
                                             domestic loans
IV.B.2                     0              Loan loss allowance to foreign loans
IV.B.3                     0              Loan loss allowance - unallocated