Form 10QSB
period 1999-03-31
ALBION BANC CORP
filed 1999-05-12
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1999

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

          Class                         Outstanding as of May 1,1999
Common Stock, $.01 par value                      792,163 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     March 31, 1999 (unaudited)and December 31, 1998                  1

    Consolidated Statement of Income (unaudited)
     Three months ended March 31, 1999 and 1998                       2

    Consolidated Statement of Comprehensive Income (unaudited)        3
     Three months ended March 31, 1999 and 1998

    Consolidated Statement of Cash Flows (unaudited)                  4
     Three months ended March 31, 1999 and 1998

    Notes to Consolidated Financial Information                       5-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9-12

Part II.  Other Information                                           13

    Signatures                                                        14































ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                  March 31,    December 31,
                                                    1999           1998
Assets                                           (unaudited)

Cash and due from banks                         $ 2,392,838    $ 1,881,421
Federal funds sold                                4,160,000      4,670,000
Investment securities:
  Available for sale                              3,418,043      3,943,816
  Held to maturity (fair value of
   $4,262,453 and $3,869,466, respectively)       4,268,465      3,821,624

Loans held for sale                                 122,652        122,912
Loans receivable, net of allowance for loan
 losses of $248,000 and $267,000, respectively   60,352,577     58,806,027
Federal Home Loan Bank (FHLB)stock, at cost         563,800        528,800
Premises and equipment, net                       2,119,697      2,172,967
Other assets                                        593,964        522,686

    Total Assets                                $77,992,036    $76,470,253


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 2,926,590    $ 3,254,054
  Interest-bearing                               57,262,272     55,866,036
    Total deposits                               60,188,862     59,120,090

FHLB advances and other borrowings                9,109,286      9,118,734
Advances from borrowers for taxes & insurance       718,759        933,248
Other liabilities                                 1,494,239        874,705
    Total Liabilities                           $71,511,146    $70,046,777

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.0033 par value
  3,000,000 shares authorized, 792,163 and
  792,163 shares issued, respectively                 2,649          2,649
  Capital surplus                                 2,414,777      2,410,463
  Retained earnings                               4,302,819      4,248,716
  Unearned ESOP shares                              (32,909)       (35,290)
  Accumulated other comprehensive income             15,149         18,533
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
    Total Shareholders' Equity                    6,480,890      6,423,476

    Total Liabilities and Shareholders'
       Equity                                   $77,992,036    $76,470,253









The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                             March 31,
                                                        1999         1998

Interest income:
 Interest and fees on loans                          $1,163,826   $1,092,278
 Interest on investment securities
   and federal funds sold                               168,525      225,878

Total interest income                                 1,332,351    1,318,156

Interest expense:
 Interest on deposits                                   611,981      609,983
 Interest on borrowed funds                             134,621      141,318

Total interest expense                                  746,602      751,301

Net interest income                                     585,749      566,855
Provision for loan losses                                21,276        9,000
 Net interest income after
 provision for loan losses                              564,473      557,855

Noninterest income:
 Gain on sale of loans and real estate owned                  0       11,560
 Other noninterest income                                77,867       86,546

Total noninterest income                                 77,867       98,106

Noninterest expense:
 Salaries and employee benefits                         233,839      218,014
 Occupancy expenses                                     101,285      106,009
 Deposit insurance premiums                               8,619        8,551
 Professional fees                                       24,707       30,555
 Data processing fees                                    59,964       48,216
 Other operating expenses                                92,627       76,275

     Total noninterest expense                          521,041      487,620

Income before income tax expense                        121,299      168,341

Income tax expense                                       44,605       66,100

Net income                                           $   76,694   $  102,241

Basic earnings per common share                           $0.10        $0.14

Diluted earnings per common share                         $0.10        $0.13







The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                         1999         1998

Net income                                             $ 76,694     $102,241
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding losses arising
          during period                                  (3,384)      (7,699)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive loss                                 (3,384)      (7,699)
Comprehensive income                                   $ 73,310     $ 94,542










































The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          Three Months Ended
                                                              March 31,
                                                          1999        1998
Cash flows from operating activities:
 Net Income                                           $   76,694  $  102,241
 Depreciation, amortization and accretion                 81,988      81,022
 Provision for loan losses                                21,276       9,000
 Net gain on sale of mortgage loans                                  (11,560)
 ESOP expense                                              6,695      11,400
 Originations of loans held for sale                                (732,300)
 Proceeds from sale of loans held for sale                           811,514
 Changes in operating assets and liabilities-
   Decrease in other assets                              (71,278)    (35,277)
   Increase in other liabilities                         622,052     366,489
 Net cash provided by operating activities            $  737,427  $  602,529

Cash flows from investing activities:
 Proceeds from maturities of investment securities
   held to maturity                                      547,015   1,625,080
 Proceeds from maturities and calls of investment
   securities available for sale                         512,006     208,488
 Purchases of investment securities held to maturity  (1,008,750)
 Purchases of investment securities
   available for sale                                             (1,493,899)
 Net (increase)in loans receivable                    (1,567,826) (1,255,652)
 Purchase of FHLB stock                                  (35,000)    (28,800)
 Purchase of fixed assets                                 (5,699)     (9,411)
  Net cash used in investing activities               (1,558,254)   (954,194)

Cash flows from financing activities:
 Net increase (decrease)in time deposits                 564,938  (1,638,268)
 Net increase in non-time deposits                       503,834   2,617,596
 Proceeds from FHLB and other borrowings                           2,000,000

 Payment on FHLB advances and other borrowings            (9,448) (2,007,697)
 Net increase in advances from borrowers for
  taxes and insurance                                   (214,489)   (224,868)
 Proceeds from exercise of stock options                               5,651
 Dividends paid                                          (22,591)    (40,008)
  Net cash provided by financing activities              822,244     712,406

Net increase in cash and cash equivalents                  1,417     360,741
Cash and cash equivalents at beginning of period       6,551,421   4,389,966
Cash and cash equivalents at end of period            $6,552,838  $4,750,707

Cash paid during the period for:
  Interest                                            $  746,602  $  754,129
  Income taxes                                           100,000       3,000










The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company"), Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1998, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, and its results of operations,its comprehensive income and cash flows for the three month period ended March
31, 1999 and 1998. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - COMPREHENSIVE INCOME:

In the first quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive for the three months ended March
31, 1999 and 1998:


                                           Three months ended March 31, 1999

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Expense       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $  (5,642)   $  2,258     $ (3,384)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized loss                      (5,642)      2,258       (3,384)

Other comprehensive loss                   $  (5,642)   $  2,258     $ (3,384)














                                           Three months ended March 31, 1998

                                           Before-tax     Tax     Net-of-Tax
                                             Amount     Expense     Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (12,759)   $  5,060     $ (7,699)
     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized loss                     (12,759)      5,060       (7,699)

Other comprehensive loss                   $ (12,759)   $  5,060     $ (7,699)



The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1999 and 1998:


                                                        Three Months Ended
                                                              March 31,
                                                         1999        1998

Beginning balance                                      $18,533      $48,265
Unrealized losses on securities, net                    (3,384)      (7,699)

Ending balance                                        $15,149       $40,566


Note 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                  March 31, 1999         December 31, 1998
                                Amortized    Market     Amortized     Market
                                  Cost        Value        Cost       Value

Mortgage-backed securities     $3,392,795  $3,418,043   $3,912,927  $3,943,816


Note 4 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                    March 31, 1999          December 31, 1998
                                 Amortized     Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $4,268,465  $3,261,203   $3,821,624  $3,869,466

US Government agency securities   1,007,263   1,001,250            0           0

     Total                       $4,268,466  $4,262,453   $3,821,624  $3,869,466

NOTE 5 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   March 31,     December 31,
                                                     1999           1998

Real estate loans:
     Secured by one-to-four family residences     $50,051,899    $48,043,606
     Secured by other properties                    1,707,912      1,792,947
     Construction loans                               854,993      1,588,951
                                                   52,614,804     51,425,504
Other loans:
     Automobile loans                                  83,620         93,438
     Home improvement loans                         7,494,264      7,413,971
     Other                                            747,693        787,351
                                                    8,325,577      8,294,760
Less:
     Undisbursed portion of loans                    (419,892)      (721,492)
     Net deferred loan origination costs               80,088         74,255
     Allowance for loan losses                       (248,000)      (267,000)
                                                     (587,804)      (914,237)

                                                  $60,352,577    $58,806,027


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Three-months ended
                                                          March 31,
                                                     1999          1998

Balance at beginning of period                    $267,000       $276,300
  Provision expense                                 21,276          9,000
  Charge-offs, net of recoveries                   (40,276)       (12,010)

Balance at end of period                          $248,000       $273,290






















NOTE 7 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:



                                                      Three-months ended
                                                        March 31, 1999
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $ 76,694    742,962   $  .10

      Effective of Dilutive Securities:
        Options                                              27,531


      Diluted EPS                               $ 76,694    770,493   $  .10




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
























                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



Financial Condition

Total assets of Albion Banc Corp. were $78.0 million as of March 31, 1999, an increase of $1.5 million or 2.0% over total assets as of December 31, 1998. Deposits, the Company's primary source of funds, increased $1.1 million or 1.8% to $60.2 million at March 31, 1999. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at March 31, 1999,unchanged from the $9.0 million at December 31, 1998.

Investment securities available for sale, primarily mortgage-backed securities, decreased from $3.9 million at December 31, 1998 to $3.4 million at March 31, 1999. This decrease can be attributed to the normal principal paydowns of this type of security during the first quarter.

Investment securities held to maturity, primarily mortgage-backed securities and U.S. agency securities increased from $3.8 million at December 31, 1998 to $4.3 million at March 31, 1999. This increase can be attributed to the purchase of a U.S. agency security of $1.0 million offset by the normal principal paydowns of mortgage-backed securities during the quarter.


Total loans receivable as of March 31, 1999 were $60.6 million, an increase of $1.5 million over total loans at December 31, 1998. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $3.0 million while real estate loans secured by other properties, including construction loans as of March 31, 1999, decreased by $.8 million during the period.

The Company's shareholders' equity increased $57,414 or 1.0%, from $6,423,476 at December 31, 1998 to $6,480,890 at March 31, 1999. This increase is due primarily to earnings in the first quarter and the resulting increase in equity, offset by cash dividends on common stock of $22,591. The Company's equity as a percentage of total assets at March 31, 1999 was 8.3% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At March 31, 1999, the Association's liquidity ratio was 22.4%, exceeding the minimum required.
Federal funds sold at March 31, 1999 amounted to $4,160,000. These funds are available immediately to meet upcoming obligations. During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for sale and held to maturity categories.


Market Risk
The Company measures its interest rate risk (IRR) in terms of the Company's Net Portfolio Value (NPV) sensitivity to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off balance sheet contracts. The Company measures the change to the NPV as a result of a hypothetical 200 basis point (bp) change in market interest rates.

Management reviews the IRR measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk. The Company's NPV at March 31, 1999 was not materially different from the disclosure at December 31, 1998.


Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998.

Net Income. Net income of $76,694 for the three months ended March 31, 1999 represents a decrease of $25,547 from the $102,241 earned in the comparable period ended March 31, 1998.

Net Interest Income. Net interest income increased to $585,749 for the three months ended March 31, 1999, up 3.3% from $566,855 earned during the three month period ended March 31, 1998. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the quarter; however the increase in loan volume offset the decline. Total interest income increased 1.1% or $14,195 during the period while total interest expense decreased 0.6% or $4,699.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $21,276 for the three months ended March 31, 1999, an increase of $12,276 from the comparable period in 1998. The increase in the provision during the period was due primarily to the deterioration in credit quality of three one-to-four family properties. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at March 31, 1999 was $248,000 or .41% of total loans, compared to $267,000, or .45% of total loans at December 31, 1998. The level of nonperforming assets decreased from $262,243 at December 31, 1998 to $226,766 at March 31, 1999. Also, the ratio of allowance for loan losses to nonaccual loans and real estate owned was 109.0% at March 31, 1999 as compared to 101.8% at December 31, 1998. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the three month period ended March 31, 1999 was $77,867 compared with $98,106 during the same period in the prior year. This decrease is attributable to a decline in the number of real estate loans sold during the quarter as compared to the same period last year and therefore a decrease in the gains on the sale of such loans. Also, fees from New Frontier of Albion Corp declined primarily to slow annuity sales due to the low interest rate environment.


Noninterest Expense. Noninterest expense for the three month period ended March 31, 1999, was $521,041, an increase of 6.9% from the $487,620 recorded for the same period in the prior year. This increase is primarily the result of increases in the following: salaries and employee benefits of $15,825 or 7.3%; data processing fees of $11,748 or 24.4% and other operating expenses of $16,352 or 21.4%. These increases were partially offset by decreases in the following: occupancy expenses of $4,724 or 4.5% and professional fees of $5,848 or 19.1%. These increases were primarily the result of inflationary increases in salaries and employee benefits, software maintenance fees, telephone banking and debit card expenses and real estate owned.

Income Taxes. The provision for income taxes decreased to $44,605 for the three months ended March 31, 1999 from $66,100 for the three months ended March 31, 1998. This decrease is attributable to decreased income before income taxes and therefore less income taxes.



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

The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. As of March 31, 1999, the Company had completed an assessment of its systems to identify the systems that could be affected by the Y2K issue, had implemented its customer awareness program, had developed a Y2K contingency plan and was in the process of testing and implementing necessary changes in hardware and software. The Company expects to complete it's Y2K Plan by June 30, 1999. The Y2K contingency plan calls for the Company to manually process bank transactions and to use other data processing methods in the event that the Y2K effort of the Company and its data service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions.

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

At this time, the Company believes that the cost of resolving Y2K issues will not be material to the Company's business, operations, liquidity, capital resources or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be approximately $20,000, excluding costs of Company employees involved in Y2K compliance activities. As of March 31, 1999, the Company had expensed approximately $12,000 towards Y2K compliance. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

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

New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The Company does not currently hold derivative financial instruments covered by this Statement and therefore, does not believe it will have a material impact on the Company upon adoption.















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

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             Exhibit 27 - Financial Data Schedule



























                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Albion Banc Corp.
                                  (Registrant)



Dated: May 1, 1999                                   \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: May 1, 1999                                   \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: May 1, 1999                                   \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and CFO