Form 10QSB
period 1999-06-30
ALBION BANC CORP
filed 1999-08-13
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 1999

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

          Class                         Outstanding as of August 10,1999
Common Stock, $.01 par value                      792,163 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     June 30, 1999 (unaudited)and December 31, 1998                   1

    Consolidated Statement of Income (unaudited)
     Three months ended June 30, 1999 and 1998                        2

    Consolidated Statement of Income (unaudited)
     Six months ended June 30, 1999 and 1998                          3

    Consolidated Statement of Comprehensive Income (unaudited)        4
     Three and six months ended June 30, 1999 and 1998

    Consolidated Statement of Cash Flows (unaudited)                  5
     Six months ended June 30, 1999 and 1998

    Notes to Consolidated Financial Information                       6-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-15

Part II.  Other Information                                           16

    Signatures                                                        17




























ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                  June 30,     December 31,
                                                    1999           1998
Assets                                           (unaudited)

Cash and due from banks                         $ 1,838,878    $ 1,881,421
Federal funds sold                                4,080,000      4,670,000
Investment securities:
  Available for sale                              2,716,894      3,943,816
  Held to maturity (fair value of
   $4,929,535 and $3,869,466, respectively)       4,970,074      3,821,624

Loans held for sale                                 122,836        122,912
Loans receivable, net of allowance for loan
 losses of $269,000 and $267,000, respectively   61,815,558     58,806,027
Federal Home Loan Bank (FHLB)stock, at cost         563,800        528,800
Premises and equipment, net                       2,060,880      2,172,967
Other assets                                        542,224        522,686

    Total Assets                                $78,711,144    $76,470,253


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 3,264,077    $ 3,254,054
  Interest-bearing                               57,764,676     55,866,036
    Total deposits                               61,028,753     59,120,090

FHLB advances and other borrowings                9,099,636      9,118,734
Advances from borrowers for taxes & insurance     1,060,155        933,248
Other liabilities                                 1,021,040        874,705
    Total Liabilities                           $72,209,584    $70,046,777

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.0033 par value
  3,000,000 shares authorized,
  792,163 shares issued, respectively                 2,649          2,649
  Capital surplus                                 2,419,263      2,410,463
  Retained earnings                               4,331,412      4,248,716
  Unearned ESOP shares                              (30,641)       (35,290)
  Accumulated other comprehensive income                472         18,533
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
    Total Shareholders' Equity                    6,501,560      6,423,476

    Total Liabilities and Shareholders'
       Equity                                   $78,711,144    $76,470,253









The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                             June 30,
                                                        1999         1998

Interest income:
 Interest and fees on loans                          $1,175,370   $1,138,945
 Interest on investment securities
   and federal funds sold                               177,259      206,313

Total interest income                                 1,352,629    1,345,258

Interest expense:
 Interest on deposits                                   617,715      599,604
 Interest on borrowed funds                             135,886      151,642

Total interest expense                                  753,601      751,246

Net interest income                                     599,028      594,012
Provision for loan losses                                21,000       13,000
 Net interest income after
 provision for loan losses                              578,028      581,012

Noninterest income:
 Gain on sale of loans and real estate owned                           3,840
 Other noninterest income                                96,517       92,757

Total noninterest income                                 96,517       96,597

Noninterest expense:
 Salaries and employee benefits                         281,082      260,658
 Occupancy expenses                                     103,057      108,751
 Deposit insurance premiums                               8,679        8,639
 Professional fees                                       38,302       31,672
 Data processing fees                                    70,149       48,545
 Other operating expenses                                90,040       74,701

     Total noninterest expense                          591,309      532,966

Income before income tax expense                         83,236      144,643

Income tax expense                                       32,050       54,650

Net income                                           $   51,186   $   89,993

Basic earnings per common share                           $0.07        $0.12

Diluted earnings per common share                         $0.07        $0.12







The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)



                                                        Six Months Ended
                                                         June 30, 1998

                                                        1999         1998

Interest income:
 Interest and fees on loans                          $2,339,196   $2,228,488
 Interest on investment securities
   and federal funds sold                               345,784      434,926

Total interest income                                 2,684,980    2,663,414

Interest expense:

 Interest on deposits                                 1,229,696    1,209,587
 Interest on borrowed funds                             270,507      292,960

Total interest expense                                1,500,203    1,502,547

Net interest income                                   1,184,777    1,160,867
Provision for loan losses                                42,276       22,000
 Net interest income after
 provision for loan losses                            1,142,501    1,138,867

Noninterest income:
 Gain on sale of loans and real estate owned                          15,400
 Other noninterest income                               174,384      179,303

Total noninterest income                                174,384      194,703

Noninterest expense:
 Salaries and employee benefits                         514,921      466,186
 Occupancy expenses                                     204,342      213,960
 Deposit insurance premiums                              17,298       17,191
 Professional fees                                       63,009       60,027
 Data processing fees                                   130,113       97,562
 Other operating expenses                               182,667      165,660

     Total noninterest expense                        1,112,350    1,020,586

Income before income tax expense                        204,535      312,984

Income tax expense                                       76,655      120,750

Net income                                              127,880      192,234

Basic earnings per common share                           $0.17        $0.26

Diluted earnings per common share                         $0.17        $0.25





The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                              June 30,
                                                         1999         1998

Net income                                             $ 51,186     $ 89,993
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding losses arising
          during period                                 (14,677)      (6,910)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive loss                                (14,677)      (6,910)
Comprehensive income                                   $ 36,509     $ 83,083




                                                          Six Months Ended
                                                              June 30,
                                                         1999         1998

Net income                                             $127,880     $192,234
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding losses arising
          during period                                 (18,061)     (14,609)
     Less: reclassification adjustments for gains
           included in net income                             0            0
Other comprehensive loss                                (18,061)     (14,609)
Comprehensive income                                   $109,819     $177,625

























The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)          Six Months Ended
                                                              June 30,
                                                          1999        1998
Cash flows from operating activities:
 Net Income                                           $  127,880  $  192,234
 Depreciation, amortization and accretion                159,896     162,118
 Provision for loan losses                                42,276      22,000
 Net gain on sale of mortgage loans                                  (15,400)
 ESOP expense                                             13,449      19,230
 Originations of loans held for sale                                (802,094)
 Proceeds from sale of loans held for sale                         1,244,417
 Changes in operating assets and liabilities-
   Decrease in other assets                              (19,538)     (8,119)
   Increase in other liabilities                         158,452     103,373
 Net cash provided by operating activities            $  482,415  $  917,759

Cash flows from investing activities:

 Proceeds from maturities of investment securities
   held to maturity                                      820,784   2,050,064
 Proceeds from maturities and calls of investment
   securities available for sale                       1,179,851     735,488
 Purchases of investment securities held to maturity  (1,994,375)          0
 Purchases of investment securities
   available for sale                                             (1,493,899)
 Net increase in loans receivable                     (3,051,807) (4,375,554)
 Purchase of FHLB stock                                  (35,000)    (28,800)
 Net purchase of fixed assets                             (5,699)    (26,804)
  Net cash used in investing activities               (3,086,246) (3,139,505)

Cash flows from financing activities:
 Net increase (decrease) in time deposits                359,341  (1,466,182)
 Net increase in non-time deposits                     1,549,322   2,532,568
 Proceeds from FHLB and other borrowings                           1,000,000
 Payment on FHLB advances and other borrowings           (19,098)    (15,559)
 Net increase in advances from borrowers for
  taxes and insurance                                    126,907     113,281
 Proceeds from exercise of stock options                               7,649
 Dividends paid                                          (45,184)    (62,563)
  Net cash provided by financing activities            1,971,288   2,109,194

Net decrease in cash and cash equivalents               (632,543)   (112,552)
Cash and cash equivalents at beginning of period       6,551,421   4,389,966
Cash and cash equivalents at end of period            $5,918,878  $4,277,414

Cash paid during the period for:
  Interest                                            $1,510,203  $1,502,547
  Income taxes                                           130,000       5,000










The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company", Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1998, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, and its results of operations and comprehensive income for the three month and six month period ended June 30, 1999 and 1998. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                  June 30, 1999          December 31, 1998
                                Amortized    Market     Amortized     Market
                                  Cost        Value        Cost       Value

Mortgage-backed securities     $2,716,107  $2,716,894   $3,912,927  $3,943,816


Note 3 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                     June 30, 1999          December 31, 1998
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $3,965,436  $3,940,785   $3,821,624  $3,869,466

U.S. Government Agencies          1,004,638     988,750            0           0
                                 $4,970,074  $4,929,535   $3,821,624  $3,869,466
















NOTE 4 - LOANS RECEIVABLE:

Loans consist of the following:
                                                   June 30,      December 31,
                                                     1999           1998

Real estate loans:
     Secured by one-to-four family residences     $51,173,218    $48,043,606
     Secured by other properties                    1,713,167      1,792,947
     Construction loans                             1,135,000      1,588,951
                                                   54,021,385     51,425,504
Other loans:
     Automobile loans                                  82,221         93,438
     Home improvement loans                         7,839,403      7,413,971
     Other                                            778,587        787,351
                                                    8,700,211      8,294,760
Less:
     Undisbursed portion of loans                    (721,238)      (721,492)
     Net deferred loan origination costs               84,200         74,255
     Allowance for loan losses                       (269,000)      (267,000)
                                                     (906,038)      (914,237)

                                                  $61,815,558    $58,806,027


NOTE 5 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                      Six-months ended
                                                          June 30,
                                                     1999          1998

Balance at beginning of period                    $267,000       $276,300
  Provision expense                                 42,276         22,000
  Net charge-offs                                  (40,276)       (43,463)

Balance at end of period                          $269,000       $254,837



NOTE 6 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:


                                                      Three-months ended
                                                         June 30, 1999
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $ 51,186    743,619   $  .07

      Effect of Dilutive Securities:
        Options                                              28,333


      Diluted EPS                               $ 51,186    771,952   $  .07

                                                       Six-months ended
                                                         June 30, 1999
                                                                      Per-Share
                                                Income      Shares      Amount


      Basic EPS                                 $127,880    743,296   $  .17

      Effect of Dilutive Securities:
        Options                                              27,926


      Diluted EPS                               $127,880    771,222   $  .17


NOTE 7 - COMPREHENSIVE INCOME:

The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes.
The following table sets forth the related tax effects allocated to each element of comprehensive for the three months and six months ended June 30, 1999 and 1998:


                                            Three months ended June 30, 1999

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (24,461)   $  9,784     $(14,677)
     Less: reclassification
       adjustment for losses
       realized in net income                      0           0            0

     Net unrealized loss                     (24,461)      9,784      (14,677)

Other comprehensive loss                   $ (24,461)   $  9,784     $(14,677)


                                          Three months ended June 30, 1998

                                          Before-tax      Tax      Net-of-Tax
                                            Amount      Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period               $ (11,509)   $  4,599     $ (6,910)

     Less: reclassification
       adjustment for losses
       realized in net income                     0           0            0

     Net unrealized loss                    (11,509)      4,599       (6,910)

Other comprehensive loss                  $ (11,509)  $   4,599     $ (6,910)




                                            Six months ended June 30, 1999

                                          Before-tax     Tax       Net-of-Tax
                                            Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period               $ (30,102)   $ 12,041     $(18,061)
     Less: reclassification
       adjustment for losses
       realized in net income                     0           0            0

     Net unrealized loss                    (30,102)     12,041      (18,061)

Other comprehensive loss                  $ (30,102)   $ 12,041     $(18,061)


                                           Six months ended June 30, 1998

                                          Before-tax     Tax       Net-of-Tax
                                            Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period               $ (24,268)   $  9,659     $(14,609)

     Less: reclassification
       adjustment for losses
       realized in net income                     0           0            0

     Net unrealized loss                    (24,268)      9,659      (14,609)

Other comprehensive loss                  $ (24,268)   $  9,659     $(14,609)


The following table sets forth the components of accumulated other comprehensive income for the six months ended June 30, 1999 and 1998:


                                                         Six Months Ended
                                                              June 30,
                                                         1999         1998

Beginning balance                                       $18,533      $48,265
Unrealized losses on securities, net                    (18,061)     (14,609)

Ending balance                                         $   472       $33,656














                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1999



Financial Condition

Total assets of Albion Banc Corp. were $78.7 million as of June 30, 1999, an increase of $2.2 million or 2.9% over total assets as of December 31, 1998. Deposits, the Company's primary source of funds, increased $1.9 million or 3.2% to $61.0 million at June 30, 1999. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at June 30, 1999,unchanged from the $9.0 million at December 31, 1998.

Investment securities available for sale, primarily mortgage-backed securities, decreased from $3.9 million at December 31, 1998 to $2.7 million at June 30, 1999. This decrease can be attributed to the normal principal paydowns of this type of security during the first two quarters.

Investment securities held to maturity, comprised of mortgage-backed securities and U.S. agency securities increased from $3.8 million at December 31, 1998 to $5.0 million at June 30, 1999. This increase can be attributed to the purchases of a U.S. Agency security of $1.0 million and a mortgage-backed security of $1.0 million, offset by the normal principal paydowns of mortgage-backed securities during the first two quarters.

Net loans receivable as of June 30, 1999 were $61.9 million, an increase of $3.0 million over net loans at December 31, 1998. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $3.1 million while real estate loans secured by other properties, including construction loans as of June 30, 1999, decreased by $.5 million during the period.

Deposits increased $1.9 million from $59.1 million at December 31, 1998 to $61.0 million at June 30, 1999. Noninterest-bearing deposits remained stable at $3.3 million while interest-bearing deposits increased $1.9 million to $57.7 million.

The Company's shareholders' equity increased $78,084 or 1.2%, from $6,423,476 at December 31, 1998 to $6,501,560 at June 30, 1999. This increase is due primarily to earnings in the first two quarters and the resulting increase in equity, offset by cash dividends on common stock of $45,184. The Company's equity as a percentage of total assets at June 30, 1999 was 8.3% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At June 30, 1999, the Association's liquidity ratio was 22.7%, exceeding the minimum required. Federal funds sold at June 30, 1999 amounted to $4,080,000. These funds are available immediately to meet upcoming obligations.
During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for sale and held to maturity categories.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

Net Income. Net income of $127,880 for the six months ended June 30, 1999 represents an decrease of $64,354 from the $192,234 earned in the comparable period ended June 30, 1998.

Net Interest Income. Net interest income increased to $1,184,777 for the six months ended June 30, 1999, up 2.1% from $1,160,867 earned during the six month period ended June 30, 1998. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the period, however the increase in loan volume offset the decline. Total interest income increased 0.8% or $21,566 during the period while total interest expense decreased 0.2% or $2,344.

Provision for Loan Losses. The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $42,276 for the six months ended June 30, 1998, an increase of $20,276 from the comparable period in 1998. The increase in the provision during the period was due primarily to the deterioration in credit quality of three one-to-four family properties. Management charges earnings for an amount necessary to maintain the allowance for possible loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing conditions and anticipated economic conditions and other relevant factors. The allowance for possible loan losses of the Association at June 30, 1999 was $269,000 or .43% of total loans, compared to $267,000, or .44 of total loans at December 31, 1998. The level of nonperforming assets increased from $262,243 at December 31, 1998 to 292,318 at June 30,
1999.
Also, the ratio of allowance for loan losses to nonaccrual loans was 92.0% at June 30, 1999 as compared to 102.6% at December 31, 1998. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the six month period ended June 30, 1999 was $174,384 compared with $194,703 during the same period in the prior year. This decrease is attributable to a decline in the number of real estate loans sold during the firt two quarters as compared to the same period last year and therefore a decrease in the gains on the sale of such loans. Also, fees from New Frontier of Albion Corp declined primarily due to slow annuity sales caused by the low interest rate environment.

Noninterest Expense. Noninterest expense for the six month period ended June 30, 1999 was $1,112,350 an increase of $91,764 or 9.0% from the $1,020,586 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $48,735 or 10.5%; professional fees of $2,982 or 5.0%; data processing fees of $32,551 or 33.4% and other operating expenses of $17,007 or 10.3%. These increases were partially offset by decreased occupancy expenses of $9,618 or 4.5%. These increases were primarily the result of inflationary increases in salaries and employee benefits, software maintenance fees, telephone banking and debit card expenses and real estate owned expenses.




Income Taxes. The provision for income taxes decreased to $76,655 for the six months ended June 30, 1999 from $120,750 for the six months ended June 30, 1998, primarily as a result of decreased taxable income.


Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

Net Income. Net income of $51,186 for the three months ended June 30, 1999 represents a decrease of $38,807 or 43.1% from the $89,993 earned in the comparable period ended June 30, 1998.

Net Interest Income. Net interest income increased to $599,028 for the three months ended June 30, 1999, up 0.8% from $594,012 earned during the three month period ended June 30, 1998. This increase is primarily due to growth in the balance sheet, primarily loans. The Company's net interest margin declined during the period, however the increase in loan volume offset the decline. Total interest income increased 0.5% or $7,371 during the period while total interest expense increased 0.3% or $2,355.

Provision for Loan Losses. The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $21,000 for the three months ended June 30, 1999, an increase of $8,000 from the comparable period in 1998.

Noninterest Income. Noninterest income for the three month period ended June 30, 1999 was $96,517 compared with $96,597 during the same period in the prior year.

Noninterest Expense. Noninterest expense for the three month period ended June 30, 1999 was $591,309 an increase of 10.9% from the $532,966 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits of $20,424 or 7.8%; professional fees of $6,630 or 20.9%; data prosessing fees of $21,604 or 44.4% and other operating expenses of $15,339 or 20.5%. These increases were partially offset by decreased occupancy expenses of $5,694 or 5.2%. These increases were primarily the result of inflationary increases in salaries and employee benefits, software maintenance fees, telephone banking and debit card expenses and real estate owned expenses.

Income Taxes. The provision for income taxes decreased to $32,050 for the three months ended June 30, 1999 from $54,650 for the three months ended June 30, 1998.


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

The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. As of June 30, 1999, the Company had completed an assessment of its systems to identify the systems that could be affected by the Y2K issue, had implemented its customer awareness program, had developed a Y2K contingency plan and had completed the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to utilize a backup electrical generator in the event that normal electrical power is not available in the short term and to manually process bank transactions and to use other data processing methods in the event that normal electrical power is not restored within a week. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers.

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

At this time, the Company believes that the cost of resolving Y2K issues will not be material to the Company's business, operations, liquidity, capital resources or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be approximately $20,000, excluding costs of Company employees involved in Y2K compliance activities. As of June 30, 1999, the Company had expensed approximately $16,500 towards Y2K compliance. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

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

                               Albion Banc Corp.
                                  (Registrant)



Dated: August 10, 1999                               \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: August 10, 1999                               \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: August 10, 1999                               \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.