Form 10QSB
period 1999-09-30
ALBION BANC CORP
filed 1999-11-12
CIK 899654

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1999

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

          Class                         Outstanding as of November 10,1999
Common Stock, $.01 par value                      792,163 shares














                           ALBION BANC CORP.

                                   INDEX


                                                                     Page
Number

Part I.   Financial Information

  Item 1. Financial Statements

    Consolidated Statement of Financial Condition
     September 30, 1999 (unaudited)and December 31, 1998              1

    Consolidated Statement of Income (unaudited)
     Three months ended September 30, 1999 and 1998                   2

    Consolidated Statement of Income (unaudited)
     Nine months ended September 30, 1999 and 1998                    3

    Consolidated Statement of Comprehensive Income (unaudited)        4
     Three and nine months ended September 30, 1999 and 1998

    Consolidated Statement of Cash Flows (unaudited)                  5
     Nine months ended September 30, 1999 and 1998

    Notes to Consolidated Financial Information                       6-10

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-15

Part II.  Other Information                                           16

    Signatures                                                        17



























ALBION BANC CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                                September 30,  December 31,
                                                    1999           1998
Assets                                           (unaudited)

Cash and due from banks                         $ 2,467,689    $ 1,881,421
Federal funds sold                                2,600,000      4,670,000
Investment securities:
  Available for sale                              2,545,890      3,943,816
  Held to maturity (fair value of
   $4,696,887 and $3,869,466, respectively)       4,767,426      3,821,624

Loans held for sale                                 122,114        122,912

Loans receivable, net of allowance for loan
 losses of $290,000 and $267,000, respectively   63,035,405     58,806,027
Federal Home Loan Bank (FHLB)stock, at cost         563,800        528,800
Premises and equipment, net                       2,007,761      2,172,967
Other assets                                        513,990        522,686

    Total Assets                                $78,624,075    $76,470,253


Liabilities and Shareholders' Equity

Deposits:
  Noninterest-bearing                           $ 3,584,240    $ 3,254,054
  Interest-bearing                               56,793,434     55,866,036
    Total deposits                               60,377,674     59,120,090

FHLB advances and other borrowings                9,089,780      9,118,734
Advances from borrowers for taxes & insurance       547,969        933,248
Other liabilities                                 2,089,103        874,705
    Total Liabilities                           $72,104,526    $70,046,777

Shareholders' Equity:
  Preferred stock, $.01 par value
  500,000 shares authorized, none outstanding
  Common stock, $.01 par value
  3,000,000 shares authorized,
  792,163 shares issued, respectively                 7,922          7,922
  Capital surplus                                 2,420,744      2,405,190
  Retained earnings                               4,343,715      4,248,716
  Unearned ESOP shares                              (28,373)       (35,290)
  Accumulated other comprehensive income             (2,894)        18,533
  Treasury stock, 39,105 shares, at cost           (221,595)      (221,595)
    Total Shareholders' Equity                    6,519,549      6,423,476

    Total Liabilities and Shareholders'
       Equity                                   $78,624,075    $76,470,253








The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                        Three Months Ended
                                                           September 30,
                                                        1999         1998

Interest income:
 Interest and fees on loans                          $1,198,045   $1,159,461
 Interest on investment securities
   and federal funds sold                               186,691      185,556

Total interest income                                 1,384,736    1,345,017

Interest expense:
 Interest on deposits                                   614,246      595,836
 Interest on borrowed funds                             137,149      156,511

Total interest expense                                  751,395      752,347

Net interest income                                     633,341      592,670
Provision for loan losses                                21,000       21,000
 Net interest income after
 provision for loan losses                              612,341      571,670

Noninterest income:
 Gain on sale of loans and real estate owned                  0        1,398
 Other noninterest income                               102,353       82,864

Total noninterest income                                102,353       84,262

Noninterest expense:
 Salaries and employee benefits                         239,140      251,884
 Occupancy expenses                                     104,659       99,381
 Deposit insurance premiums                               8,804        8,530
 Professional fees                                      128,995       23,891
 Data processing fees                                    80,509       47,764
 Other operating expenses                                96,598       70,372

     Total noninterest expense                          658,705      501,822

Income before income tax expense                         55,989      154,110

Income tax expense                                       21,095       60,000

Net income                                           $   34,894   $   94,110

Basic earnings per common share                           $0.05        $0.13

Diluted earnings per common share                         $0.04        $0.12







The accompanying notes are an integral part of these consolidated financial statements.ALBION BANC CORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)



                                                        Nine Months Ended
                                                          September 30,

                                                        1999         1998

Interest income:
 Interest and fees on loans                          $3,537,241   $3,384,763
 Interest on investment securities
  and federal funds sold                                532,475      623,646


Total interest income                                 4,069,716    4,008,409

Interest expense:

 Interest on deposits                                 1,843,942    1,805,423
 Interest on borrowed funds                             407,656      449,470

Total interest expense                                2,251,598    2,254,893

Net interest income                                   1,818,118    1,753,516
Provision for loan losses                                63,276       43,000
 Net interest income after
 provision for loan losses                            1,754,842    1,710,516

Noninterest income:
 Gain on sale of loans and real estate owned                  0       16,798
 Other noninterest income                               276,737      262,190

Total noninterest income                                276,737      278,988

Noninterest expense:
 Salaries and employee benefits                         754,060      704,882
 Occupancy expenses                                     309,001      312,475
 Deposit insurance premiums                              26,102       25,720
 Professional fees                                      192,004       81,718
 Data processing fees                                   210,622      146,193
 Other operating expenses                               279,265      251,421

     Total noninterest expense                        1,771,054    1,522,409

Income before income tax expense                        260,525      467,095

Income tax expense                                       97,750      180,750

Net income                                              162,775      286,345

Basic earnings per common share                           $0.22        $0.39

Diluted earnings per common share                         $0.21        $0.37



The accompanying notes are an integral part of these consolidated financial statements.

ALBION BANC CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                         1999         1998

Net income                                             $ 34,894     $ 94,110
Other comprehensive loss, net of tax:
Unrealized losses on securities:
     Unrealized holding losses arising
          during period                                  (3,366)           0
      Less: reclassification adjustments for losses
           included in net income                             0            0
Other comprehensive loss                                 (3,366)           0
Comprehensive income                                   $ 31,528     $ 94,110




                                                          Nine Months Ended
                                                            September 30,
                                                         1999         1998

Net income                                             $162,775     $286,345
Other comprehensive loss, net of tax:
Unrealized gains on securities:
     Unrealized holding losses arising
          during period                                 (21,427)     (14,609)
     Less: reclassification adjustments for losses
           included in net income                             0            0
Other comprehensive loss                                (21,427)     (14,609)
Comprehensive income                                   $141,348     $271,736

























The accompanying notes are an integral part of these consolidated financial statements.
ALBION BANC CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)         Nine Months Ended
                                                           September 30,
                                                          1999        1998
Cash flows from operating activities:
 Net Income                                           $  162,775  $  286,345
 Depreciation, amortization and accretion                227,444     246,745
 Provision for loan losses                                63,276      43,000
 Net gain on sale of mortgage loans                            0     (16,798)
 ESOP expense                                             22,501      25,368
 Originations of loans held for sale                           0    (945,721)
 Proceeds from sale of loans held for sale                     0   1,390,516
 Changes in operating assets and liabilities-
   Increase in other assets                              (26,640)    (11,683)
   Increase in other liabilities                       1,228,682     257,898
 Net cash provided by operating activities            $1,678,038  $1,275,670

Cash flows from investing activities:

 Proceeds from maturities of investment securities
   held to maturity                                    1,015,987   2,627,622
 Proceeds from maturities and calls of investment
   securities available for sale                       1,342,831   1,149,416
 Purchases of investment securities held to maturity (1,994,375) (1,493,899 Purchases of investment securities
   available for sale                                          0           0
 Net increase in loans receivable                     (4,292,654) (4,968,908)
 Purchase of FHLB stock                                  (35,000)    (28,800)
 Proceeds from the sale of foreclosed real estate         36,134           0
 Net purchase of fixed assets                            (10,268)    (57,504)
  Net cash used in investing activities               (3,937,345) (2,772,073)

Cash flows from financing activities:
 Net increase in demand deposits, NOW accounts
  and money market accounts                            1,774,574    (711,943)
 Net (decrease) increase in time deposits               (516,990)  1,989,473
 Proceeds from FHLB and other borrowings                       0   1,000,000
 Payment on FHLB advances and other borrowings           (28,954) (1,023,590)
 Net increase in advances from borrowers for
  taxes and insurance                                   (385,279)   (413,857)
 Proceeds from exercise of stock options                       0       7,649
 Dividends paid                                          (67,776)    (85,137)
  Net cash provided by financing activities              775,575     762,595

Net decrease in cash and cash equivalents             (1,483,732)   (733,808)
Cash and cash equivalents at beginning of period       6,551,421   4,389,966
Cash and cash equivalents at end of period            $5,067,689  $3,656,158

Cash paid during the period for:
  Interest                                            $2,267,997  $2,267,083
  Income taxes                                           150,000       5,000








The accompanying notes are an integral part of these consolidated financial statements.ALBION BANC CORP.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION:

The unaudited interim financial information includes the accounts of Albion Banc Corp. (the "Company", Albion Federal Savings and Loan Association (the "Association") and New Frontier of Albion Corp. ("New Frontier"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Annual Report for the year ended December 31, 1998, and in the opinion of management, contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, and its results of operations and comprehensive income for the three month and nine month period ended September 30, 1999 and 1998. All adjustments made to the unaudited interim financial information were of a recurring nature.


NOTE 2 - MERGER AGREEMENT:

On August 30, 1999, the Boards of Directors of Albion Banc Corp. and Niagara Bancorp unanimously approved a merger agreement under which Niagara Bancorp, Inc. will acquire all of the outstanding shares of Albion Banc Corp. Under the terms of the agreement, Niagara Bancorp Inc. has agreed to pay $15.75 per share in cash for each outstanding share of Albion Banc Corp. common stock. The transaction will be accounted for under the purchase method and is subject to approval by Albion Banc Corp. shareholders and various regulatory agencies. It is anticipated that the transaction will close by the end of the first quarter of 2000.


NOTE 3 - INVESTMENT SECURITIES AVAILABLE FOR SALE:

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                September 30, 1999       December 31, 1998
                                Amortized    Market     Amortized     Market
                                  Cost        Value        Cost       Value

Mortgage-backed securities     $2,550,713  $2,545,890   $3,912,927  $3,943,816


NOTE 4 - INVESTMENT SECURITIES HELD TO MATURITY:

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                   September 30, 1999       December 31, 1998
                                  Amortized    Market     Amortized     Market
                                    Cost        Value        Cost       Value

Mortgage-backed securities       $3,765,413  $3,713,757   $3,821,624  $3,869,466

U.S. Government Agencies          1,002,013     983,130            0           0
                                 $4,767,426  $4,696,887   $3,821,624  $3,869,466



NOTE 5 - LOANS RECEIVABLE:

Loans consist of the following:
                                                  September 30,  December 31,
                                                      1999           1998

Real estate loans:
     Secured by one-to-four family residences     $52,628,987    $48,043,606
     Secured by other properties                    1,691,769      1,792,947
     Construction loans                             1,294,600      1,588,951
                                                   55,615,356     51,425,504
Other loans:
     Automobile loans                                  69,138         93,438
     Home improvement loans                         7,825,142      7,413,971
     Other                                            724,447        787,351
                                                    8,618,727      8,294,760
Less:
     Undisbursed portion of loans                  (1,000,232)      (721,492)
     Net deferred loan origination costs               91,554         74,255
     Allowance for loan losses                       (290,000)      (267,000)
                                                   (1,198,678)      (914,237)

                                                  $63,035,405    $58,806,027


NOTE 6 - ALLOWANCE FOR LOAN LOSSES:

An analysis of changes in the allowance for loan losses is as follows:

                                                     Nine-months ended
                                                        September 30,
                                                     1999          1998

Balance at beginning of period                    $267,000       $276,300
  Provision expense                                 63,276         43,000
  Net charge-offs                                   40,276         43,463

Balance at end of period                          $290,000       $275,837


NOTE 7 - EARNINGS PER SHARE:

Earnings per share was calculated as follows:



                                                      Three-months ended
                                                      September 30, 1999
                                                                      Per-Share
                                                 Income      Shares     Amount


      Basic EPS                                 $ 34,894    744,276   $  .05

      Effect of Dilutive Securities:
        Options                                              33,402


      Diluted EPS                               $ 34,894    777,678   $  .04


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



                                                       Nine-months ended
                                                       September 30, 1999
                                                                      Per-Share
                                                Income      Shares      Amount


      Basic EPS                                 $162,775    743,619   $  .22

      Effect of Dilutive Securities:
        Options                                              30,939


      Diluted EPS                               $162,775    774,558   $  .21



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


NOTE 8 - COMPREHENSIVE INCOME:

The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive for the three months and six months ended September 30, 1999 and 1998:






                                           Three months ended September 30, 1999

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $  (5,610)   $  2,244     $ (3,366)
     Less: reclassification
       adjustment for losses
       realized in net income                      0           0            0

     Net unrealized loss                      (5,610)      2,244       (3,366)

Other comprehensive loss                   $  (5,610)   $  2,244     $ (3,366)


                                           Three months ended September 30, 1998

                                           Before-tax      Tax      Net-of-Tax
                                             Amount      Expense       Amount
Unrealized gains on
  securities:
     Unrealized holding gains
      arising during period                $       0    $      0    $       0

     Less: reclassification
       adjustment for gains
       realized in net income                      0           0            0

     Net unrealized gains                          0           0            0

Other comprehensive income                 $       0    $      0     $      0


                                           Nine months ended September 30, 1999

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (35,712)   $ 14,285     $(21,427)
     Less: reclassification
       adjustment for losses
       realized in net income                      0           0            0

     Net unrealized loss                     (35,712)     14,285      (21,427)

Other comprehensive loss                   $ (35,712)   $ 14,285     $(21,427)










                                           Nine months ended September 30, 1998

                                           Before-tax     Tax       Net-of-Tax
                                             Amount     Benefit       Amount
Unrealized losses on
  securities:
     Unrealized holding losses
      arising during period                $ (24,268)   $  9,659     $(14,609)
     Less: reclassification
       adjustment for losses
       realized in net income                      0           0            0

     Net unrealized loss                     (24,268)      9,659      (14,609)

Other comprehensive loss                   $ (24,268)   $  9,659     $(14,609)


The following table sets forth the components of accumulated other comprehensive income for the nine months ended September 30, 1999 and 1998:


                                                         Nine Months Ended
                                                           September 30,
                                                         1999         1998

Beginning balance                                       $18,533      $48,265
Unrealized (losses) gains on securities, net            (21,427)     (14,609)

Ending balance                                         $(2,894)      $33,656
































                               ALBION BANC CORP.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


Merger Agreement

On August 30, 1999, the Boards of Directors of Albion Banc Corp. and Niagara Bancorp unanimously approved a merger agreement under which Niagara Bancorp, Inc. will acquire all of the outstanding shares of Albion Banc Corp. Under the terms of the agreement, Niagara Bancorp Inc. has agreed to pay $15.75 per share in cash for each outstanding share of Albion Banc Corp. common stock. The transaction will be accounted for under the purchase method and is subject to approval by Albion Banc Corp. shareholders and various regulatory agencies. It is anticipated that the transaction will close by the end of the first quarter of 2000.

Financial Condition

Total assets of Albion Banc Corp. were $78.6 million as of September 30, 1999, an increase of $2.2 million or 2.8% over total assets as of December 31, 1998. Deposits, the Company's primary source of funds, increased $1.3 million or 2.1% to $60.4 million at September 30, 1999. Borrowings from the Federal Home Loan Bank of New York were $9.0 million at September 30, 1999, unchanged from the $9.0 million at December 31, 1998.

Investment securities available for sale, primarily mortgage-backed securities, decreased from $3.9 million at December 31, 1998 to $2.5 million at September 30, 1999. This decrease can be attributed to the normal principal paydowns of this type of security during the first three quarters.

Investment securities held to maturity, comprised of mortgage-backed securities and U.S. agency securities increased from $3.8 million at December 31, 1998 to $4.7 million at September 30, 1999. This increase can be attributed to the purchases of a U.S. Agency security of $1.0 million and a mortgage-backed security of $1.0 million, offset by the normal principal paydowns of mortgage-backed securities during the first three quarters.

Net loans receivable as of September 30, 1999 were $63.0 million, an increase of $4.2 million over net loans receivable at December 31, 1998. The majority of this increase occurred in real estate loans, primarily one-to-four family properties. Real estate loans secured by one-to-four family properties increased by $4.6 million while real estate loans secured by other properties, including construction loans as of September 30, 1998, decreased by $.4 million during the period.

Deposits increased $1.3 million from $59.1 million at December 31, 1998 to $60.4 million at September 30, 1999. Noninterest-bearing deposits increased $330,186 or 10.1% and interest-bearing deposits increased $.9 million or 1.7%.

The Company's shareholders' equity increased $96,073 or 1.5%, from $6,423,476 at December 31, 1998 to $6,519,549 at September 30, 1999. This increase is due primarily to earnings in the first three quarters and the resulting increase in equity, offset by cash dividends on common stock of $67,776. The Company's equity as a percentage of total assets at September 30, 1999 was 8.3% and exceeded all regulatory requirements.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The Company's principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of New York and principal and interest payments on loans, mortgage-backed securities and investments. Under current federal regulations, Albion Federal is required to maintain specified liquid assets in an amount equal to at least 4% of its net withdrawable liabilities plus short-term borrowings. The Company has generally maintained liquidity levels well above those required by regulation. At September 30, 1999, the Association's liquidity ratio was 20.5%, exceeding the minimum required.
Federal funds sold at September 30, 1998 amounted to $2,600,000. These funds are available immediately to meet upcoming obligations. During the period, the Company did not sell any investments prior to maturity and did not transfer any securities between its available for saleand held to maturity categories.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998.

Net Income. Net income of $162,775 for the nine months ended September 30, 1999 represents a decrease of $123,570, or 43.2% from the $286,345 earned in the comparable period ended September 30, 1998.

Net Interest Income. Net interest income increased to $1,818,118 for the nine months ended September 30, 1999, up 3.7% from $1,753,516 earned during the nine month period ended September 30, 1998. This increase is due primarily to growth in the balance sheet, primarily real estate loans. The Company's net interest margin declined during the period, from 3.35% at September 30, 1998 to 3.28% at September 30, 1999, however the increase in loan volume offset the decline. Total interest income increased $61,307 or 1.5% during the period while total interest expense decreased $3,295 or .15%.

Provision for Loan Losses. The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $63,276 for the nine months ended September 30, 1999, an increase of $23,276 from the comparable period in 1998. Management charges earnings for an amount necessary to maintain the allowance for loan losses at a level considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of economic conditions and other relevant factors. The allowance for loan losses of the Association at September 30, 1999 was $290,000 or .46% of total loans, compared to $267,000, or .45% of total loans at December 31, 1998. The level of nonperforming assets increased from $262,243 at December 31, 1998 to 426,973 at September 30, 1999. Also, the ratio of allowance for loan losses to nonaccrual loans was 67.9% at September 30, 1999 as compared to 101.8% at December 31, 1998. The increase in the provision during the period was due primarily to the deterioration in credit quality of three one-to-four family properties. Although the Association believes its allowance for loan losses is at a level which it considers to be adequate to provide for losses, there can be no assurances such losses will not exceed the estimated amounts.

Noninterest Income. Noninterest income for the nine month period ended September 30, 1999 was $276,737 compared with $278,988 during the same period in the prior year. However, included in the September 30, 1998 amount was $16,798 of nonrecurring loan recovery income related to profits on the sale of real estate owned. Recurring noninterest income increased from $262,190 at September 30, 1997 to $276,737 at September 30, 1999. This increase was attributable to increased fee income from depository transaction accounts and fee income from New Frontier of Albion Corp.
Noninterest Expense. Noninterest expense for the nine month period ended September 30, 1999 was $1,771,055 an increase of $248,646 or 16.3% from the $1,522,409 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $49,179 or 7.0%; professional fees of $110,286 or 135.0%; data processing fees
of $64,429 or 44.1% and other operating expenses of $27,844 or 11.1%.   These
increases were primarily the result of inflationary increases in salaries and employee benefits, expenses related to the merger agreement with Niagara Bancorp, software maintenance fees, telephone banking and debit card expenses and real estate owned expenses.

Income Taxes. The provision for income taxes decreased to $97,750 for the nine months ended September 30, 1999 from $180,750 for the nine months ended September 30, 1998, primarily as a result of decreased taxable income.


Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998.

Net Income. Net income of $34,894 for the three months ended September 30, 1999 represents a decrease of $59,216 or 62.9% from the $94,110 earned in the comparable period ended September 30, 1998.

Net Interest Income. Net interest income increased to $633,341 for the three months ended September 30, 1999, up 6.86% from $592,670 earned during the three month period ended September 30, 1998. This increase is primarily due to growth in the balance sheet, primarily loans. The Company's net interest margin declined during the period, from 3.35% at September 30, 1998 to 3.28% at September 30, 1999, however the increase in loan volume offset the decline. Total interest income increased $39,719 or 2.95% during the period while total interest expense decreased $952 or .13%.

Provision for Loan Losses. The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $21,000 for the three months ended September 30, 1999, the same as the comparable period in 1998.

Noninterest Income. Noninterest income for the three month period ended September 30, 1999 was $102,353 compared with $84,262 during the same period in the prior year. This increase was attributable primarily to increased fee income from depository transaction accounts.

Noninterest Expense. Noninterest expense for the three month period ended September 30, 1999 was $658,705 an increase of $156,883, or 31.3% from the $501,822 recorded for the same period in the prior year. This increase is a result of increased professional fees of $105,104 or 439.9%; data processing fees of $32,745 or 68.6%; and other operating expenses of $26,226 or 37.3%. These increases were partially offset by decreases in salaries and employee benefits of $12,744 or 5.1%. These increases in noninterest expenses were primarily related to the merger agreement with Niagara Bancorp, software maintenance fees, telephone banking and debit card expenses and real estate owned expenses.

Income Taxes. The provision for income taxes decreased to $21,095 for the three months ended September 30, 1999 from $60,000 for the three months ended September 30, 1998, primarily as a result of decreased taxable income.

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

In 1997, management of the Company established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include; identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance and verifying that these changes are effective. The Board of Directors reviews progress under the plan each monthly.

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

The Company has completed it's Y2K plan and is substantially Y2K ready. The Company's mission critical systems have been tested and are deemed to be Y2K ready. As of September 30, 1999, the Company had completed an assessment of its systems to identify the systems that could be affected by the Y2K issue, had implemented its customer awareness program, had developed and tested a Y2K contingency plan and had completed the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to utilize a backup electrical generator in the event that normal electrical power is not available in the short term and to manually process bank transactions and to use other data processing methods in the event that normal electrical power is not restored within a week. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly, the Company will maintain higher liquidity levels.

All of the Company's applications used in operations are purchased from outside vendors. These vendors are responsible for maintenance of their systems and modifications to become year 2000 compliant. In June 1997, the Company converted its data processing to an in-house client-server system, which is year 2000 compliant. The supplier of the software and the Company have performed extensive testing and assure that it is year 2000 compliant. At the time of the data processing conversion, the majority of the Company's computer hardware was upgraded to meet the new system requirements and meet year 2000 compliance.

At this time, the Company believes that the remaining cost of resolving Y2K issues will not be material to the Company's business, operations, liquidity, capital resources or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be approximately $20,000, excluding costs of Company employees involved in Y2K compliance activities. As of September 30, 1999, the Company had expensed approximately $20,000 towards Y2K compliance. To the extent that costs are incurred related to the year 2000 problem, they will be expensed.

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

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             The Company filed a Form 8-K on September 10, 1999 reporting that Albion Banc Corp. had entered into an Agreement and Plan of Merger with Niagara Bancorp under Item 5, Other Events.

             Exhibit 27 - Financial Data Schedule
























                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                               Albion Banc Corp.
                                  (Registrant)



Dated: November 10, 1999                             \s\Jeffrey S. Rheinwald
                                                     Jeffrey S. Rheinwald
                                                     President and C.E.O.


Dated: November 10, 1999                             \s\John S. Kettle
                                                     John S. Kettle
                                                     Senior VP and Treasurer


Dated: November 10, 1999                             \s\Mark F. Reed
                                                     Mark F. Reed
                                                     Vice President and C.F.O.